Form 10KSB
period 2006-12-31
JAVA DETOUR INC.
filed 2007-04-02
CIK 1122887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 000-52357
JAVA DETOUR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5968895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

2121 Second Street Building C, Suite 105 Davis, CA	95618
(Address of principal executive offices)	(Zip Code)

(530) 756-8020
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenue for its most recent fiscal year: $6,398,090

The aggregate market value of the Company’s shares of voting and non-voting stock held by non-affiliates of the Company at March 1, 2007was $33,510,985. Such value was computed by reference to the bid price of the Company’s shares of common stock at March 1, 2007; there was no ask price on such date. The Company’s shares of common stock are quoted in the Pink Sheets under the symbol “JVDT.” No established trading market for the Company’s common stock has developed and management believes that the bid and ask price of the shares may not accurately reflect the value of the Company.

The number of shares outstanding of the issuer’s common equity as of March 1, 2007 was 28,327,787.

Documents incorporated by reference:
None

Transitional Small Business Disclosure Format:       ☐ Yes  ☒No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

ADDITIONAL INFORMATION

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with the Exchange Act, we file annual, quarterly and special reports, and other information with the Securities and Exchange Commission (the “SEC”). These periodic reports and other information are available for inspection and copying at the regional offices, public reference facilities and website of the SEC referred to above.

Statements contained in this report about the contents of any contract or any other document that is filed as an exhibit are not necessarily complete, and we refer you to the full text of the contract or other document filed as an exhibit. A copy of annual, quarterly and special reports and related exhibits and schedules may be inspected without charge at the Public Reference Room maintained by the Board of Directors at 100 F Street, N.E., Washington, D.C. 20549, and copies of such reports may be obtained from the Board of Directors upon payment of the prescribed fee. Information regarding the operation of the Public Reference Room may be obtained by calling the Board of Directors at 1-800-SEC-0330. The Board of Directors maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the terms, “Company,” “we,” “us,” and “our” as used throughout this Annual Report refer to Java Detour, Inc. (formerly known as Media USA.com, Inc.), or “Java Detour,” a Delaware corporation as renamed in November 2006, our wholly-owned subsidiary, JDCO, Inc., a California corporation (“JDCO”), and JDCO’s wholly-owned subsidiary, Java Detour, a California corporation (“JDCO Subsidiary”).

History

On November 30, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with our wholly-owned subsidiary Java Acquisition Co., Inc. (“Merger Sub”) and JDCO, pursuant to which we acquired JDCO in a reverse merger transaction wherein Merger Sub merged with and into JDCO, with JDCO being the surviving corporation, and the shareholders of JDCO exchanging their shares of JDCO common stock for shares of Java Detour common stock (the “Merger”). On November 30, 2006, the Merger closed and JDCO became our wholly−owned subsidiary. We changed our corporate name from Media USA.com, Inc. to Java Detour, Inc.

Overview

We operate through JDCO and sell high quality gourmet coffees, whole leaf teas, cold blended beverages, fresh fruit smoothies and select baked goods primarily from company-owned and franchised retail stores.  We operate and conduct our franchising business through JDCO Subsidiary. Our immediate goal is to capitalize on the success of our company-owned stores with a new national franchisee program that will help us expand the Java Detour® brand into new domestic and international markets. All of our store locations, whether company-owned or franchised, will continue to focus on our core business concepts: consistently providing superior quality, convenience and customer service to all of our customers.

In a very competitive industry, we believe our Java Detour® stores successfully compete with other coffee retailers by offering premium quality beverages, fast service, superior convenience, quality franchise opportunities, and distinct and proprietary menu offerings. As a smaller boutique brand preparing for a national rollout plan, we believe we have to address our competition with efficient execution of our high speed drink preparation systems, utilizing our commercial grade pumps and specialized training procedures that are currently in place.

Retail Stores

Our portfolio of stores includes 14 company-owned and four franchised retail outlets. The following table sets forth the locations of each store in our portfolio.

	Company Store Locations		Franchise Store Locations
1.	Bakersfield, CA	1.	Rochester (#1), MN
2.	Chico (#1), CA	2.	Rochester (#2), MN
3.	Chico (#2), CA	3.	La Crosse, WI
4.	Citrus Heights, CA	4.	Madison, WI
5.	Las Vegas (Charleston), NV
6.	Las Vegas (Pecos), NV
7.	Las Vegas (Tropicana), NV
8.	Las Vegas (Warm Springs), NV
9.	Marysville, CA
10.	Red Bluff, CA
11.	Redding, CA
12.	San Francisco, CA
13.	San Rafael, CA
14.	Yuba City, CA

The following table sets forth our retail store revenues for the years ended December 31, 2006 and 2005 in U.S. dollars:

	Year ended December 31, 2006	Year ended December 31, 2005
Company-owned Store Revenues	6,317,946	6,032,053
Franchise Revenues	80,144	68,042
Total	6,398,090	6,100,095

Within our portfolio of stores we offer four distinctly different store footprints designed for flexibility and compatibility within different development and retail venues:

•	stand-alone 600 square foot double drive-through store.
•	stand alone 1,300 square foot single-lane drive-through store with inside seating.
•	1,250 square foot single-lane drive-through store with inside seating located in the end space of a multi-tenant commercial retail building.
•	1,250 square foot store without drive-though service located in an interior space of a multi-tenant commercial retail building.

Store Design and Atmosphere

We work with a group of designers and architects specializing in retail kitchen design to ensure that our stores are ergonomically designed for speed and efficiency and outfitted with state-of-the art equipment. Our team works to ensure that every piece of equipment and product used to make our drinks is positioned such that unnecessary or excessive movement by our employees is minimized, thereby increasing our production and efficiency.

Each store features eye-catching contemporary branding designed to maximize customer throughput and drive sales volumes. Our busiest location regularly serves over 135 cars per hour from its drive through lanes during peak morning hours. All of our stores afford customers quick and convenient access into the locations to facilitate fast and convenient customer service. Our stores that feature inside seating offer, in addition to fast, convenient service, a contemporary interior venue where people can meet, work or simply relax while enjoying our delicious beverages.

Company-Owned Stores

Our first drive-through gourmet beverage store opened in California in 1995. As of December 31, 2006, we owned and operated 10 locations in California and 4 locations in Nevada. We believe that with each new store opening, brand awareness and customer loyalty continues to grow. We believe that as we continue to open new company-owned stores our credit worthiness and attractiveness as a tenant for real estate developers and as a viable franchise for potential new franchisees will also continue to increase.

We have signed a number of strategic agreements designed to expedite our national expansion. In June 2006, we entered into an oral development agreement with Focus Brands to open co-branded Java Detour®/Cinnabon stores both nationally and in our international development territories. While the oral agreement is not legally binding and therefore has no assurance of any performance, the first six Cinnabon co-branded test units are expected to be operational in Las Vegas and Northern California by the end of 2007. In August 2006, we signed an exclusive development agreement with Pavilion Development to develop up to 30 stores in Texas and Florida. Pursuant to the development agreement, we also designated Pavilion Development as a preferred developer for any new markets we consider going forward, meaning that Pavilion Development has a right of first refusal to develop stores for us in such new markets on terms substantially similar to those in our current agreement with Pavilion Development. Pursuant to the terms of our agreement, Pavilion Development is responsible for the entire development process, from identifying and selecting sites for the new store locations to negotiating with and contracting to purchase the designated sites to managing and supervising the construction process until the store is built and delivered to us according to our agreed upon specifications. The first store under the Pavilion Development agreement has been built and delivered to us with a scheduled store opening in June 2007 while the second store under the Pavilion Development agreement is currently in the planning stages. Both of these stores are located in Charlotte, NC. We are not obligated to approve and accept delivery of any stores from Pavilion Development unless such stores meet our specifications nor are we financially obligated to pay any fees to Pavilion Development under our agreement except to the extent that we approve and accept delivery of a store developed by Pavilion Development. As of December 31, 2006, we did not owe any fees to Pavilion Development. Beginning in June 2007, we will be obligated to pay Pavilion Development $4250 per month in rental fees for our first store developed by Pavilion Development.

Franchised Stores

The Java Detour® franchise opportunity attracts individuals seeking single store ownership, larger area developments and multi-unit operators interested in co-branding opportunities. We sold our first franchise area development in Minnesota and Wisconsin in 2000. In September 2006, we sold our first international territory; we sold the rights to franchise Java Detour® stores throughout Ireland with additional options to franchise in the United Kingdom pursuant to a master licensing agreement. As of December 31, 2006, we had four franchised stores in operation.

We evaluate and develop franchising opportunities based upon specific criteria, including demographics, traffic counts, competition, branding and marketing opportunities, and financial considerations. Franchisees must have sufficient financial and operating experience or abilities and their stores must maintain consistent high standard business practices. Franchising also offers challenges, including additional regulatory burdens, sharing of financial rewards with the franchisee and maintaining brand and operating standards in stores that are not operated by our employees. Certain real estate may not fit the profile of a company-owned store location but may be appropriate for a franchised location. Further, certain geographic markets may not be targeted for new company-owned stores in the near future, but may be good markets for immediate franchising.

Franchising is another method of raising capital and creating annuity income streams. For our franchised stores, we earn a one-time initial franchise fee for each individual location ranging from $28,500 to $33,500. Additionally, we receive an on-going annual royalty of 2-4% of monthly gross sales and advertising fees of 1% of the franchised store’s annual gross sales. Furthermore, we may also supply our coffee and other store equipment supplies to the franchises at up to a 20% mark-up above cost. Typically, the term for our franchise agreements is 15 years, renewable in 10-year increments.

Pursuant to our franchise agreements, we provide comprehensive support services to our franchisees, including marketing programs, product sourcing, volume purchasing, customer service surveys, complete operations training and business consultation. We are required to provide our franchisees with operation manuals, site selection support, proprietary products and supplies, and assistance with building architecture drawings and national advertising campaigns. We have established an intensive in-house training program for our franchisees which includes two weeks of hands-on in store training on operations, coffee knowledge, merchandising, buying, inventory controls and accounting procedures. We work closely with franchisees on all issues pertaining to store operations; we also regularly survey franchise customers for feedback on product quality and customer service.

Growth strategy

Our business objective is to establish the Java Detour® brand as a successful nationally and internationally recognized gourmet beverage retail concept. We plan continued strategic expansion of our retail operations while simultaneously working to create other outlets and distribution points for sales of our freshly roasted whole bean coffees and other related proprietary products.

Key elements of our strategic planning include:

•
Increasing brand recognition and customer loyalty. We believe we have particularly strong brand awareness in markets where we have a significant retail store presence. We believe our brand awareness has resulted from our marketing efforts, distinctive Java Detour branding and signage, and word of mouth; all of which help promote our brand as we expand into new markets. We continuously work to increase brand recognition and loyalty by improving the level and speed of customer service through training, improved technology and better daily execution. In addition, through cultivation of new relationships with other distribution channels, we hope to expand our brand awareness outside our existing markets through the sale of our coffee products by other distribution partners such as national food vendors.

•
Increasing comparable same store sales and operating margins. We expect future growth in our retail segment to continue through continued increases in comparable same store sales as well as through continued increases in product and brand awareness with the introduction of new proprietary products and new advertising campaigns. Our customer gift/loyalty card was the latest successful program that we introduced, which rewards customers and helps foster brand loyalty. Also, with our new database reporting solution “Dashboard” we can now track current retail sales against historical data allowing us to react quicker to sales trends at the store level. This information enables field management to respond more quickly to opportunities and challenges in an effort to increase market share and bottom-line profits. As our comparable retail store sales increase, we expect our operating margins at those retail stores to also continue to improve. In addition, we continue to improve operating margins by leveraging our purchasing power to negotiate better pricing.

•
Opening successful new company-owned stores throughout the country. We continue to seek additional penetration in existing markets as well as in new domestic markets nationwide. In order to maximize expansion opportunities, we have created four different store footprints. These different store designs allow us to easily configure into multiple venues such as shopping centers, stand-alone commercial retail spaces, parking lots, airports, shopping malls and urban office spaces. We plan to expand our company-owned stores primarily throughout California, Arizona, Texas, Florida and Nevada with approximately 42 new retail locations planned by year-end 2009. Of these approximately 42 new locations, we plan to open approximately 5 double drive-through stores, 30 end-cap, single-lane drive-through stores and 7 stand-alone, single-lane drive through or in-line non-drive thru stores.

•
Expanding our franchise operations. We intend to continue to afford strategic franchising domestically and abroad where we believe there are significant opportunities to develop and operate our brand. We believe strategic franchise development helps build brand awareness and add annuity revenue. We plan to expand our franchise retail operations throughout the country with approximately 82 new franchise locations planned by year-end 2009. We sold our first international territory in September 2006; the agreement was executed through a master license agreement to franchise throughout Ireland, with additional options for development throughout the United Kingdom.

•
Expanding complementary distribution channels. We intend to continue expanding into complementary distribution channels to enhance our growth and brand awareness. For example, in the home delivery segment, we have a dedicated website and customer service representatives that provide points of contact to our customers for coffee ordering. Our website, www.javadetour.com, features express buy functions for return customers and special coffee-of-the-month programs. In late 2005, we launched our online coffee program which now allows customers to establish regular deliveries of their favorite fresh roasted coffee. In addition, over the course of the next 24 months, we will seek to exploit distribution channels such as grocery stores, mass merchandisers, office coffee providers, airlines, hotels and college campuses to boost sales and brand recognition. Our management team will work together to continue sourcing all of our products sold as well as establishing new accounts in other distribution channels.

•
Expanded menu offerings. We intend to continue to expand and diversify our product offerings in an attempt to attract new customers and increase the frequency of visits by current customers. In 2005, we launched a new menu and unveiled several new products including specialty teas, children’s drinks and milkshakes. Our goal is to launch one new proprietary drink per year. Currently, we are working on two new iced tea beverages which we expect to launch in May 2007. We anticipate spending approximately $5,000 to market these two new drinks that are initially estimated to make up less than 2% of overall store sales. Depending on how each product fares with our customers, we will determine whether to make the new beverages a permanent part of our menu offerings. We have also begun offering a variety of baked goods such as muffins, danishes, bars and cookies to our customers. Along with marketing materials, the new in-store menus help guide customers through the process of choosing beverages and the right blend of coffee, all of which we believe helps build consumer loyalty and brand awareness.

Site Selection

We believe site selection for our retail locations is paramount to the success of our retail store growth strategy. We are constantly refining our site selection process to ensure superior site selection. When evaluating potential locations, we consider various site attributes, such as the type of venue, the potential for signage, and whether the location will feature a store design with inside seating, as well as the demographics and attributes of our existing retail store customer base. This process allows us to develop revenue forecasts and a financial plan for all potential locations. We search for geographic areas of expansion in which we believe there is significant demand for our products. Specifically, we target market areas that are close to freeways, schools, hospitals and other large traffic generators. After identifying a potential site, we develop a site plan, space plan and project budget that are approved by the appropriate management and personnel.

Marketing

We believe that consumer interest is increased, and incremental sales occur, when customers are informed about new Java Detour products, special offers, and the premium quality of our products. Accordingly, our strategies include advertising and marketing at the point-of-sale at our stores and outside of our stores. We have developed a successful strategy of using product photos and well designed point of sales pieces to help direct customers into the most profitable drinks and into drinks that can only be purchased at Java Detour® stores.

We employ targeted marketing strategies to increase brand awareness and encourage trial and repeat purchases by educating potential customers about the distinctive qualities of Java Detour® products. Our marketing efforts also promote repeat business by reinforcing positive experiences with our fast and friendly service. We rely on a mixture of marketing efforts that are tailored to the specific needs of particular markets or retail stores, including:

•	point-of-purchase marketing, which encourages existing customers to try new products or services;
•	direct marketing, which includes mailings and email distributions which are cost-effective methods to reach new customers and encourage repeat visits from existing customers;
•	promotions and local retail store marketing, which allow us to alert customers to new products, seasonal merchandise and coupon programs; and
•	print advertising, which includes advertising in newspapers and other publications to attract new customers within a particular market.

In addition, we receive free marketing through word-of-mouth communication from our current customers who tell their friends and colleagues about their enjoyable Java Detour® experiences, our quality products and our fast service.

Coffee Beans

We purchase our whole coffee beans from various coffee-producing regions around the world. We purchase our coffee beans from a roaster who is directly responsible for selecting the supplier, purchasing, roasting, packaging and distributing coffee beans directly to our Java Detour® stores. While we typically do not enter into exclusive supply contracts to purchase coffee beans, we do enter oral agreements for pricing for each 50,000 pounds purchased and we purchase whole coffee beans at the agreed upon price per pound on a net 30 basis. Currently, we purchase all of our coffee beans from Landgrove Coffee Co., a company co-owned by John Binninger, a brother of Michael and Steven Binninger, our Chief Executive Officer and Chief Operating Officer, respectively.

As of January 2007, we had commitments to purchase whole coffee beans at a total cost of $3.89 per pound for our house & french roast blend and $3.64 per pound for espresso and other coffee beans. Together with our existing coffee bean inventory, we expect to have an adequate supply of coffee beans through June 30, 2007. Going forward, we intend to continue to purchase green beans in the spot market at negotiated prices. Because we are not locked into an exclusive agreement with any particular supplier, we are able to negotiate with and purchase from various green bean suppliers throughout the country. While we currently purchase our coffee exclusively from Landgrove Coffee, we have relationships with other roasters who are capable of supplying us with our coffee beans. We believe that this flexibility will ensure that we are able to secure a sufficient supply of green beans going forward.

Additionally, Landgrove Coffee currently pays JDCO Subsidiary a rebate of $0.40 per pound for all coffee purchases from our franchisees in the Midwest.

Dairy Products

We obtain our dairy products from regional dairy suppliers. In our established markets, we generally have arrangements with a dairy supplier under which we purchase products for fixed prices based upon the commodity price plus a percentage.

Other Non-Coffee Products

We obtain the majority of our other non-coffee products, including specialty teas, paper and plastic goods and food items, from regional or national vendors such as Sysco Foods Inc.

Competition

The retail segment of the gourmet coffee industry remains highly fragmented and, with the exception of Starbucks Corporation, contains few companies with strong brand loyalty or a substantial national presence. In addition to Starbucks, our primary competitors in whole bean gourmet coffee sales are primarily regional or local market coffeehouses, such as Coffee Bean & Tea Leaf in the California market. As we continue to expand geographically, we expect to encounter additional regional and local competitors.

Premium coffee brands may serve as substitutes for our whole bean coffee and we also compete indirectly against all other coffee brands on the market.  In addition to competing with other distributors of whole bean coffee, we compete with retailers of prepared beverages, including other coffeehouse chains, numerous convenience stores, restaurants, coffee shops and street vendors.

Despite competing in a fragmented market, consumer demand has continued to rise and, as a result, gourmet coffee brands continue to develop across multiple distribution channels. Several competitors are aggressive in obtaining distribution in specialty grocery and gourmet food stores, and in office, restaurant and food service locations.

We believe that our customers choose among gourmet coffee brands based upon the quality and variety of the coffee and other products, atmosphere, convenience, customer service and, to a lesser extent, price. We believe that our market share in the gourmet coffee market is based on a differentiated position built on superior quality, convenience and consistently fast customer service.

Government Regulation

Each of our retail locations and our roaster’s facility is and will be subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments that have jurisdiction over the development and operation of these locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse affect on our operations, sales, and profitability. Delays or failures in obtaining or maintaining required construction and operating licenses, permits or approvals could delay or prevent the opening of new retail locations, or could materially and adversely affect the operation of existing retail locations. In addition, we may not be able to obtain necessary variances or amendments to required licenses, permits or other approvals on a cost-effective or timely basis in order to construct and develop store locations in the future.

We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required for the operation of the business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

Intellectual Property

Intellectual property and other proprietary rights are considered an important part of our success. We place high value on our Java Detour® trade name, and we own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Java Detour®, “Cold Rush,” “Feel the Cold Rush,” and “Changing the way America buys Coffee.”

In addition to registered and pending trademarks, we consider the packaging for our gourmet coffee beans and the ergonomic design of our stores to be strong identifiers of our brand. Although we consider our packaging and store design to be essential to our brand identity, we have not applied to register these trademarks and trade dress, and thus cannot rely on the legal protections afforded by trademark registration, although we have substantial protection under the existing family of marks that we have registered.

Our ability to differentiate our brand from those of our competitors depends, in part, on the strength and enforcement of our trademarks. We must constantly protect against any infringement by competitors. If a competitor infringes on our trademark rights, we may have to litigate to protect our rights, in which case, we may incur significant expenses and divert significant attention from our business operations.

Employees

As of December 31, 2006, we employed 143 employees, 61 of whom are employed full-time. 133 of our employees were employed in our retail stores with the remainder in our corporate offices, and store and franchise development and operations. None of our employees is represented by a labor union and our relations with our employees are good.

Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

RISKS RELATED TO OUR OPERATIONS

If we fail to continue to develop and maintain our brand, we may be unable to increase our future revenue or implement our business strategy and our business will suffer.

We believe that maintaining and developing our brand is critical to our success and that the importance of brand recognition will likely increase as a result of competitors offering products similar to our products. Because the substantial majority of our retail locations are on the West Coast, primarily in California, our brand recognition remains largely regional. We intend to increase our marketing expenditures to create and maintain brand loyalty as well as increase awareness of our brand on a national level. However, if our brand-building strategy is unsuccessful, these expenses may never be recovered, and we may be unable to increase our future revenue or implement our business strategy.

Because our business is highly dependent on a single product, gourmet coffee, we are vulnerable to changes in consumer preferences and economic conditions that could harm our financial results.

Our business is not diversified and primarily consists of buying, blending and roasting coffee beans and operating gourmet coffee stores. Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Shifts in consumer preferences away from the gourmet coffee industry would have a material adverse effect on our results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

Because our California retail stores account for a substantial portion of our net revenue, we are susceptible to adverse trends and economic conditions in California.

Our California retail stores generated 91.4% of our net revenue for the year ended December 31, 2006. We expect that our California operations will continue to generate the substantial portion of our revenue for the foreseeable future. In addition, our California retail stores provide us with means for increasing brand awareness, building customer loyalty and creating a premium gourmet coffee brand.  As a result, a worsening of economic conditions or a decrease in consumer spending in California may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy.

We compete with a number of companies for customers. Our business would be adversely affected by the success of these competitors.

The retail segment of the gourmet coffee industry remains highly fragmented and, with the exception of Starbucks, contains few companies with strong brands. Our primary competitors for gourmet coffee sales are other gourmet coffeehouses and restaurants. In all markets in which we do business, there are numerous competitors in the gourmet coffee industry, and we expect this situation to continue. Starbucks is the gourmet coffeehouse segment leader. We also compete with numerous convenience stores, restaurants and coffee shops and we must spend significant resources to differentiate our customer experience (which is defined by convenient store locations, customer service and ergonomic store design and convenience) from the offerings of our competitors. Despite these efforts, our competitors still may be successful in attracting our customers.

Aside from Starbucks, our primary competitors in whole bean gourmet coffee sales are primarily regional or local market coffeehouses. As we continue to expand geographically, we expect to encounter additional regional and local competitors.

Competition in the gourmet coffee industry is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the market. The financial, marketing and operating resources of these new market entrants may be greater than our resources. In addition, some of our existing competitors have substantially greater financial, marketing and operating resources. Our failure to compete successfully against current or future competitors could have an adverse effect on our business, including loss of customers, declining net sales and loss of market share.

Our new retail locations may not achieve market acceptance or the same levels of profitability in the geographic regions we enter or be profitable in existing markets, therefore placing a significant strain on our financial resources and potentially limiting our ability to further expand our business.

Our expansion plans depend in large part on opening retail locations in new markets where we may have little or no operating experience. The success of these new locations will be affected by the different competitive conditions, consumer tastes and discretionary spending patterns of the new markets we enter, as well as our ability to generate market awareness of the Java Detour® brand. Although we have opened eight locations, four of which are company-owned, in markets outside California and expect to continue to do so, we may not achieve the same levels of profitability at these other locations as we have with those located in California.

In addition, our expansion plans also depend on opening new locations in existing markets. New locations may take longer to reach profitability, thereby affecting our overall profitability and results of operations. Moreover, we may not be successful in operating our new locations on a profitable basis. In addition, our failure to achieve market acceptance or profitability at one or more of our new retail locations could put a significant strain on our financial resources and could limit our ability to further expand our business.

If we are unable to continue leasing our retail locations or obtain leases for new stores, our existing operations and our ability to expand may be adversely affected.

All but two of our retail locations are presently located on leased premises. If we are unable to renew these leases, which average between 5 to 15 years remaining on the leases, our revenues and profits could suffer. Additionally, we intend to lease other premises in connection with the planned expansion of our retail locations. Because we compete with other retailers and restaurants for store sites and some landlords may grant exclusive locations to our competitors, we may not be able to obtain new leases in some markets on acceptable terms. This could adversely impact our revenue growth and brand building initiatives in some localized markets.

Our growth through franchising may not occur as rapidly as we currently anticipate and may be subject to additional risks related to our lack of control over the quality and timing of our franchised operations.

As part of our growth strategy, we intend to continue to seek franchisees to operate retail locations under the Java Detour® brand in selected geographic markets. We believe that our ability to recruit, retain and contract with qualified franchises will be increasingly important to our operations as we expand. Our franchisees are dependent upon the availability of adequate sources of financing in order to meet their development obligations. Such financing may not be available to our franchisees, or only available upon disadvantageous terms. Our franchise strategy may not enhance our results of operations. In addition, retail store openings contemplated under our existing franchise agreements or any future franchise agreement may not open on the anticipated development schedule or at all.

Expanding through franchising exposes our business and brand to risks because the quality of franchised operations will be beyond our immediate control. Even if we have contractual remedies to cause franchisees to maintain operational standards, enforcing those remedies may require litigation and therefore our image and reputation may suffer, unless and until such litigation is successfully concluded.

Because we rely heavily on third party carriers to deliver our coffee, any disruption in their services or increase in shipping costs could adversely affect our sales and profitability.

We rely on a number of third party carriers to deliver coffee to our distribution facility, our roaster and our store locations, as well as to Internet-order customers. We have no control over these carriers and the services provided by them may be interrupted or disrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption or disruption in these services, it may be unable to ship our coffee in a timely manner. A delay in shipping could:

•	have an adverse impact on the quality of the coffee shipped, and thereby adversely affect our brand and reputation;
•	result in the disposal of an amount of coffee that could not be shipped in a timely manner; and
•	require us to contract with alternative, and possibly more expensive, third party carriers.

Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause our profits to suffer.

A significant interruption in the operation of our distribution facility or in our coffee roaster’s operations could potentially disrupt our operations.

We have only one distribution facility and currently rely on only one coffee roaster to provide roasting services to us. A significant interruption in the operation of these facilities, whether as a result of broken equipment, a natural disaster or other causes, could significantly impair our ability to operate the business on a day-to-day basis.

Our roasting methods are not proprietary, so competitors may be able to duplicate them, which could harm our competitive position.

We consider our roasting methods essential to the flavor and richness of our roasted whole bean coffee and, therefore, essential to our brand. Because we do not hold any patents for our roasting methods, it may be difficult for us to prevent competitors from copying our roasting methods. If our competitors copy our roasting methods, the value of the Java Detour® brand may be diminished, and we may lose customers to our competitors. Additionally, competitors may be able to develop roasting methods that are more advanced than our roasting methods, which may also harm our competitive position.

Compliance with health, environmental, safety and other governmental regulations applicable to us could increase cost and affect profitability.

Each of our retail locations and our roaster’s facility is and will be subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments that have jurisdiction over the development and operation of these locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse affect on our operations, sales, and profitability. Delays or failures in obtaining or maintaining required construction and operating licenses, permits or approvals could delay or prevent the opening of new retail locations, or could materially and adversely affect the operation of existing retail locations. In addition, we may not be able to obtain necessary variances or amendments to required licenses, permits or other approvals on a cost-effective or timely basis in order to construct and develop store locations in the future.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our sales and profitability.

The success of our retail locations depends in part on the Java Detour® brand, logos, branded merchandise and other intellectual property. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar rights to protect our intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our brand in both domestic and international markets. We also use our trademarks and other intellectual property on the Internet. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of the Java Detour® brand may be harmed, which could have a material adverse effect on our business. We may become engaged in litigation to protect our intellectual property, which could result in substantial costs to us as well as diversion of management attention.

We will likely need to raise significant additional capital in order to continue to grow our business, which subjects us to the risks that we may be unable to maintain or grow our business as planned or that our shareholders may be subject to substantial additional dilution.

We will likely need to raise additional capital in the future to fund the continued growth and expansion of our business. We may also require additional capital to respond to competitive pressures, to make capital improvements at our retail locations or to acquire necessary technologies. We do not know if we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our business or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.

In addition, if we raise additional funds through the issuance of equity or convertible or exchangeable securities, the percentage ownership of our existing shareholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing shareholders.

Future growth may make it difficult to effectively allocate our resources and manage our business.

As we continue to develop additional retail locations and investigate licensing opportunities, we will need to allocate our resources effectively. Our growth has and will continue to increase our operating complexity and the level of responsibility for new and existing management. Our anticipated growth could place a strain on our management, production, financial and other resources. We cannot assure you that we will be able to manage any future growth effectively. Any failure to manage our growth effectively could have an adverse effect on our business, financial condition and results of operations. Our ability to compete effectively and to manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future growth could adversely affect our ability to implement our business strategy or our results of operations.

We depend on key members of our management and will need to add and retain additional management and other personnel in order to effectively compete in our industry.

The success of our business to date has been, and our continuing success will depend, to a large degree on the continued services of our executive officers, especially our Chief Executive Officer, Michael Binninger, and our Founder and Chief Operating Officer, Steven Binninger, and other key personnel who have extensive experience in the gourmet coffee industry. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, our business would suffer. We do carry key person life insurance on our executive officers.

The success of our business also depends on our ability to attract and retain highly motivated, well-qualified management and other personnel, including technical personnel and retail employees. We face significant competition in the recruitment of qualified employees and there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees. The loss of key personnel or the inability to hire and retain additional qualified management and other personnel in the future could have a material adverse effect on our business, financial condition and results of operation.

RISKS RELATED TO OUR INDUSTRY

A shortage in the supply, or an increase in the price, of coffee beans could adversely affect our net sales.

The supply and price of whole coffee beans are subject to significant volatility. Although most coffee beans are traded in the commodity market, the green coffee beans we buy tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, natural disasters, political and economic conditions or civil unrest or strikes due to the poor conditions imposed on many coffee farmers. In addition, coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. Our ability to raise sales prices in response to rising coffee bean prices may be limited, and our profitability could be adversely affected if coffee bean prices were to rise substantially. Moreover, passing price increases on to our customers could result in losses in sales volume or margins in the future. Similarly, rapid sharp decreases in the cost of coffee beans could also force us to lower sales prices before we have realized cost reductions in our coffee bean inventory.

Adverse publicity regarding customer complaints may negatively impact our brand image and therefore harm our business.

We may be the subject of complaints or litigation from customers alleging beverage and food-related illnesses, injuries suffered on the premises or other quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us, regardless of whether such allegations are true or whether we are ultimately held liable.

We face the risk of fluctuations in the cost, availability and quality of our non-coffee raw ingredients, all of which could have an adverse effect on our profitability.

The cost, availability and quality of non-coffee raw ingredients for our products are subject to a range of factors. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We have limited supplier choices dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. In particular, the supply and price of dairy products are subject to significant volatility. Our ability to raise sales prices in response to increases in prices of these non-coffee raw ingredients may be limited, and our profitability could be adversely affected if the prices of these ingredients were to rise substantially.

Adverse public or medical opinion about caffeine may reduce our sales and profits.

Our gourmet coffee contains significant amounts of caffeine and other active compounds, the health effects of some of which are not fully understood. A number of research studies conclude or suggest that excessive consumption of caffeine may lead to increased heart rate, nausea and vomiting, restlessness and anxiety, depression, headaches, tremors, sleeplessness and other adverse health effects. An unfavorable report on the health effects of caffeine or other compounds present in coffee could significantly reduce the demand for coffee, which could harm our business and reduce our sales and profits.

RISKS RELATED TO OUR CAPITAL STRUCTURE

There is no assurance of an established public trading market, which would adversely affect the ability of investors to sell their securities in the public market.

Although our common stock is quoted in the Pink Sheets, a regular trading market for the securities may not be sustained in the future. Quotes for stocks listed on the Pink Sheets are not listed in the financial sections of newspapers and newspapers generally have very little coverage of stocks listed solely on the Pink Sheets. Accordingly, prices for and coverage of securities traded solely on the Pink Sheets may be difficult to obtain. In addition, stock traded solely on the Pink Sheets tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on the NYSE, AMEX or NASDAQ exchanges, or the OTC.BB. All of these factors may cause holders of our common stock to be unable to resell their securities at or near their original offering price or at any price.

Market prices for our common stock will be influenced by a number of factors, including:

•	changes in interest rates;
•	competitive developments, including announcements by competitors of new products of services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	changes in financial estimates by securities analysts;
•	the depth and liquidity of the market for our common stock;
•	investor perceptions of our company after the Merger; and
•	general economic and other national conditions.

We recognized a change to our earnings as a result of the Merger and also may not be able to achieve the benefits we expect to result from the Merger.

On November 30, 2006, we entered into the Merger Agreement with Merger Sub and JDCO, pursuant to which we acquired JDCO in a reverse merger transaction with JDCO becoming our wholly-owned subsidiary and our sole business operations becoming that of JDCO. Also, the management and directors of JDCO became our management and directors and we changed our corporate name to Java Detour, Inc.

We issued 793,403 shares of common stock to Hunter upon closing of the Merger for services rendered. We accounted for these shares as a non-reoccurring general and administrative expense for services rendered and, as a result, our earnings on a consolidated basis were reduced for the quarter and year ending December 31, 2006 by the amount of the expenses, which was equal to the fair market value of the shares. As a result of the reduction in earnings of $793,403, our results of operation for the quarter and year ending December 31, 2006 suffered and the value of our common stock and your investment may fall.

The Merger was effected for various reasons, including:

•	access to the public capital markets;
•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;
•	the ability to use registered securities to make acquisition of assets or businesses;
•	increased visibility in the financial community;
•	enhanced access to the capital markets;
•	improved transparency of operations; and
•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Merger will be realized. In addition, the attention and effort devoted to achieving the benefits of the Merger and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

Our principal shareholders have significant influence over our company and their interests may differ from the interests of our other stockholders.

Michael Binninger, Ronald Sands, and Steven Binninger, and their respective affiliates, beneficially own, in the aggregate, 31.5% of our outstanding shares. As a result, these principal shareholders possess significant influence over the election of the Board of Directors and to the approval of significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. The interests of these principal shareholders may differ from the interests of our other shareholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the United States public markets and related public reporting obligations. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that this requirement will first apply to our annual report for fiscal year 2007. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Our common stock is considered a “penny stock,” and is thereby subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock” because it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5.0 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future.

We currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Merger, we filed a registration statement with the SEC to register a total of 9,442,593 shares of our common stock sold in a $10.0 million private placement (the “Private Placement”) that closed immediately prior to the close of the Merger. We also agreed to register the remaining shares of common stock sold in the Private Placement, the shares underlying the warrants sold to investors in the Private Placement and 4,418,403 shares of common stock which are owned by Hunter World Markets, Inc. (“Hunter”) and its affiliates, which includes the shares underlying the warrants issued to Hunter further to the Bridge Financing and Private Placement. Such shares would be included in a subsequent registration statement filed by us within ten days after June 29, 2007. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

Additionally, following the Merger, the former stockholders of JDCO may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the closing of the Merger, 1% of our issued and outstanding shares of common stock was approximately 283,278 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive offices, product development and manufacturing operations are located in Davis, California, in a leased facility consisting of approximately 2,937 square feet. Pursuant to our lease agreement expiring on December 31, 2010, we pay a base rent of $3,377.50 per month, subject to adjustment pursuant to the terms of the lease agreement, to lease our offices.

We also lease all but two of our company-owned store facilities. All of our existing leases for such facilities are for 5 to 15 years with none of such leases scheduled to expire before 2011 and the majority of those leases not scheduled to expire for at least 10 years. Additionally, we have the option to renew all but one of the leases for a significant renewal term. We regularly evaluate the economic performance of our company-owned stores and, when feasible, close or sell ones that do not meet our expectations. In reviewing economic performance, we typically review profitability and sales growth of each of our company-owned stores on a continuous basis. In conjunction with this review, we also analyze cash flows from operations to determine the impact of a particular store’s cash contribution on our overall financial health. We also consider certain intangible variables such as the consumer brand recognition generated by a particular store before making the decision to sell an otherwise underperforming store. In the event that we determine that a particular store location is not, and cannot be, managed to provide an economic benefit to us, then we close or sell such store. To date, we have only sold one underperforming store.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings involving our company or our assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2006, our Board of Directors took action by written consent in lieu of a special meeting of shareholders on November 29, 2006, and, with unanimous approval, authorized the Merger and appointed Michael Binninger, Steven Binninger and Ronald Sands to the Board of Directors in conjunction with the Merger. The action taken by our Board of Directors, and the related events and transactions are described in our registration statement on Form 10-SB, filed with the SEC on December 8, 2006, and Current Report on Form 8-K, filed with the SEC on December 8, 2006 and as amended on December 11, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock are currently quoted for trading on Pink Sheets under the symbol “JVDT.” Prior to December 22, 2006, our shares were listed under the symbol “MUCI.” The following table shows the high and low bid prices for our common stock on Pink Sheets for each quarter over the last two fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

2005
	High	Low
Quarter ended:
March 30, 2005	None	None
June 30, 2005	None	None
September 30, 2005	None	None
December 31, 2005	None	None

	2006
	High	Low
Quarter ended:
March 30, 2006	None	None
June 30, 2006	None	None
September 30, 2006	$0.52	$0.24
December 31, 2006	2.24	0.24

On March 1, 2007, the closing bid price for our common stock in the Pink Sheets was $2.50 per share; the price will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;
•	Our financial position and results of operations;
•	Our ability to execute our business plan;
•	The development of litigation against our company;
•	Period-to-period fluctuations in our operating results;
•	Changes in estimates of our performance by any securities analysts;
•	The issuance of new equity securities pursuant to a future offering or acquisition;
•	Changes in interest rates;
•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Investor perceptions of our company; and
•	General economic and other national and international conditions.

Our common stock is considered to be a “penny stock” because it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5.0 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Holders of our Common Stock

As of March 1, 2007, we had 28,327,787 shares of our common stock issued and outstanding, held by approximately 69 holders of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the growth of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our Board of Directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the Board of Directors considers significant. We currently intend to retain our earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan

	# of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,324,165	$1.03	1,925,002
Equity compensation plans not approved by securities holders	-	-	-
Total	2,324,165	$1.03	1,925,002

On November 30, 2006, the Board of Directors and our shareholders approved the 2006 Java Detour, Inc. Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan authorizes the issuance of options to purchase shares of common stock and the grant of stock awards. Administration of the Equity Incentive Plan is carried out by our Board of Directors or any committee of the Board of Directors to which the Board of Directors has delegated all or a portion of responsibility for the implementation, interpretation or administration of the Equity Incentive Plan. Our employees, officers and directors (including employees, officers and directors of our affiliates) are eligible to participate in the Equity Incentive Plan. The administrator of the Equity Incentive Plan will select the participants who are granted stock options or stock awards and, consistent with the terms of the Equity Incentive Plan, will establish the terms of each stock option or stock award. The maximum period in which a stock option may be exercised will be fixed by the administrator. Under the Equity Incentive Plan, the maximum number of shares of common stock that may be subject to stock options or stock awards is 4,249,167. As of December 31, 2006, we have granted an aggregate of 2,324,165 options to our directors, officers and employees with 1,925,002 shares of common stock available for future issuance. For more information, please see the discussion under “Item 10. Equity Compensation.”

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements, including the related notes thereto, and other financial information included herein. The information in this report includes forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events.

Overview

We sell high quality gourmet coffees, whole leaf teas, cold blended beverages, fresh fruit smoothies and select baked goods primarily from company-owned and franchised retail stores. Our immediate goal is to capitalize on the success of our company-owned stores with a new national franchisee program that will help us expand the Java Detour® brand into new domestic and international markets. All of our store locations, whether company-owned or franchised, will continue to focus on our core business concepts: consistently providing superior quality, convenience and customer service to all of our customers. Our main source of revenue, our coffee and related retail beverages and food sales, accounted for more than 98% of our sales for the year ended December 31, 2006.

We earn revenues mainly from our retail coffee beverage sales and our franchise fees and royalties. Moving forward, we intend to increase our distribution and franchising efforts. We hope to increase profits as a result of increased distribution and new store openings and acquisitions, since our retail coffee beverage sales and franchising fees are our main source for generating cash. We intend to devote additional resources to increasing our distribution channels and continue to develop additional store locations in order to expand our presence and brand recognition.

We believe that among the primary challenges and risks we face going forward is successful implementation of our growth strategy. If we fail to accurately predict and meet the needs of our customers in our current and new markets, we will encounter difficulties maintaining the working capital required to fund our expansion efforts as well as our efforts to respond to competitive pressures within the industry. While we intend to expand our presence internationally, there is a certain level of uncertainty surrounding our ability to implement such an expansion.

Recent Events

On November 30, 2006, we entered into the Merger Agreement with Merger Sub and JDCO, pursuant to which we acquired JDCO in a reverse merger transaction with JDCO becoming our wholly-owned subsidiary and our sole business operations becoming that of JDCO. We also changed our corporate name from Media USA.com, Inc. to Java Detour, Inc. and reincorporated in the State of Delaware.

Immediately prior to the close of the Merger, we closed a $10.0 million private placement (the “Private Placement”) of our common stock and warrants. Hunter World Markets, Inc. (“Hunter”) acted as the placement agent in connection with the Private Placement. Each investor in the Private Placement purchased shares of our common stock at $1.00 per share and five-year warrants (the “Investor Warrants”) to purchase 25% of the common stock purchased by such investor in the Private Placement at a per share exercise price of $2.00 pursuant to the terms of a Securities Purchase Agreement entered into by and among Java Detour, JDCO and each of the investors. We filed a registration statement covering 9,442,593 shares of the common stock sold in the Private Placement on December 29, 2006. We also agreed to register the remaining shares of the common stock sold in the Private Placement, the shares underlying the Investor Warrants and 4,418,403 shares of common stock which are owned by Hunter and its affiliates, which includes the shares underlying the Bridge Warrants and Placement Agent Warrants described below, in a subsequent registration statement filed by us within the later of (i) ten business days after June 29, 2006, or (ii) such date later than that set forth in subparagraph (i) above as directed by Hunter.

The shares included in the Private Placement have weighted average anti-dilution coverage for the issuance of securities within 12 months of the closing of the Merger at a price below $1.00, subject to customary exceptions.

As compensation for securities sold in the Private Placement, Hunter received $1,000,000 as commissions and five-year warrants (the “Placement Agent Warrants”) to purchase 2,000,000 shares of our common stock, the terms of such warrants being the same as those issued to investors in the Private Placement except that the warrants issued to Hunter are exercisable nine months from the date of issuance and have a cashless exercise feature. As of the closing of the Merger, Hunter and its affiliates beneficially own 2,418,403 shares of Java Detour, Inc.’s common stock, which includes (i) 1,125,000 shares acquired by Hunter prior to the Merger, (ii) 793,403 shares issued by us at the closing of the Merger for consulting services rendered and (iii) the Bridge Warrants issued to Hunter further to the Bridge Financing (described below) and convertible into 500,000 shares but excludes the Placement Agent Warrants convertible into 2,000,000 shares.

Upon the closing of the Merger, we issued 793,403 shares of our common stock to Hunter for consulting services rendered. We accounted for these shares as a non-reoccurring general and administrative expense for services rendered and, as a result, our earnings on a consolidated basis were reduced for the quarter and year ending December 31, 2006 by the amount of the expenses. The reduction in earnings was $793,403 which was equal to the fair market value of the shares at the time of issuance.

Recapitalization

Our acquisition of JDCO pursuant to the Merger was accounted for as a recapitalization by us. The recapitalization was, at the time of the Merger, the merger of a private operating company (JDCO) into a non-operating public shell corporation (us) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded. The transaction is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The financial statements of JDCO prior to the Merger are treated as the historical financial statements of the consolidated companies. The financial statements presented will reflect the change in capitalization for all periods presented, therefore the capital structure of the consolidated enterprise, being the capital structure of the legal parent, is different from that appearing in the financial statements of JDCO in earlier periods due to the recapitalization.

Critical Accounting Policies Used in Financial Statements

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual results may differ from these estimates.

Intangible Assets - When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For intangible assets, impairment tests are performed annually and more frequently if facts and circumstances indicate that carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Impairment of $80,165 was recorded for the year ended December 31, 2006 related to new product formulation and brand re-imaging. No impairment was recorded during the year ended December 31, 2005.

Stock Based Compensation - We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, we would have accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of earnings.

Results of Operations

The following table sets forth our statements of operations for the years ended December 31, 2006 and 2005 in U.S. dollars:

	Year Ended December 31,
	2006	2005

	(in thousands)
Sales and other operating revenues	$6,398	$6,100
Cost of sales	(1,846)	(1,727)

Gross profit	$4,552	$4,373

Store expenses	3,326	2,960
Selling, general and administrative expenses	2,956	1,137
Depreciation	430	375

Total operating expenses	$6,712	$4,472

Income (loss) from operations	(2,160)	(99)

Other income and expenses
Other income	33	332
Interest expense	(1,480)	(661)
Registration rights expense	(150)	-
Other expenses	(92)	(87)

Net loss before income taxes	($3,849)	($515)

Income tax benefit, net	4	135

Net loss	($3,845)	($380)

Comparison of the Fiscal Year ended December 31, 2006 to the Year ended December 31, 2005

Sales and other operating revenues for year ended December 31, 2006 were approximately $6.4 million, an increase of $0.3 million, or 4.9%, from sales and other operating revenues earned of approximately $6.1 million for the year ended December 31, 2005. The primary reason for the increase in sales and other operating revenues earned was the opening of two new stores in Las Vegas in 2006 and the additional sales revenue that they generated.

Cost of sales for the year ended December 31, 2006 was approximately $1.8 million, an increase of $0.1 million, or 6.9%, from approximately $1.7 million for the year ended December 31, 2005. The increase in cost of sales was primarily due to increased sales volume resulting from the opening of our two new Las Vegas stores. Cost of sales as a percentage of net sales for the year ended December 31, 2006 was approximately 28.9%, which was an increase from 28.3% for the year ended December 31, 2005.

Gross profit for the year ended December 31, 2006 was approximately $4.6 million, an increase of $0.2 million, or 4.1%, from $4.4 million for the year ended December 31, 2005. The increase in gross profit was primarily due to the fact that sales and other operating revenues earned due to the opening of two new stores increased more than cost of sales increased proportionally due to the opening of such new stores. Our gross margin for the year ended December 31, 2006 was 71.1% as compared with 71.7% for the year ended December 31, 2005.

Store expenses were approximately $3.3 million for the year ended December 31, 2006, an increase of $0.3 million, or 12.4%, from approximately $3.0 million for the year ended December 31, 2005. The increase was primarily due to the opening of our two new Las Vegas stores.

Selling and general administrative expenses were approximately $3.0 million for the year ended December 31, 2006, an increase of approximately $1.8 million , or 160%, from approximately $1.1 million for the year ended December 31, 2005. The increase was primarily due to an increase of approximately $1.5 million in legal and professional fees incurred in connection with the Merger and Private Placement, an increase of approximately $0.1 million in salaries and wages due to additional staffing required to support our national franchise roll-out and an increase of approximately $0.1 million in marketing expenses incurred to promote the Java Detour® brand throughout California and Nevada.

Depreciation expenses for the year ended December 31, 2006 was approximately $430,000 as compared to approximately $375,000 for the year ended December 31, 2005. The increase of $55,000, or 14.7%, was primarily due to assets purchased relating to our two new Las Vegas store openings.

Other income was approximately $33,000 for the year ended December 31, 2006 as compared with approximately $332,000 of other income for the year ended December 31, 2005. The decrease of $299,000 in 2006 was primarily due to the sale of a company-owned store in Bakersfield, CA that accounted for $302,000 of additional other income in 2005.

Interest expenses for the year ended December 31, 2006 was approximately $1.5 million, an increase of $0.8 million or 123.9%, from approximately $0.7 million for the year ended December 31, 2005. The increase was primarily due to additional borrowings of approximately $0.2 million and Bridge Financing (described below) fees of approximately $0.6 million, which were required to complete the Merger and register the securities sold in the Private Placement.

Net loss for the year ended December 31, 2006 was approximately $3.8 million , an increase of approximately $3.4 million , or 911.8%, from $0.4 million for the year ended December 31, 2005 for the reasons stated above.

Liquidity and Capital Resources

At December 31, 2006, we had total equity of approximately $7.8 million and had cash and cash equivalents of approximately $4.9 million. Prior to November 2006, we have historically financed our business through long-term bank loans and lines of credit and cash provided by operations.

From September 2002 through 2004, we borrowed funds through convertible secured promissory notes in the aggregate principal amount of $1,525,000, bearing interest at a rate of 12% per annum and due and payable on December 31, 2007 (the “Convertible Notes”).

In January 2006, we borrowed the aggregate principal amount of $350,000 from First Street Ventures, with interest accruing at a rate of 8% per annum. In October 2006, First Street Ventures entered into a Note Conversion Agreement with JDCO, whereby First Street Ventures agreed to accept 51,775 shares of JDCO’s common stock as partial satisfaction of JDCO’s obligations under the loan from First Street Ventures, thereby reducing the principal amount outstanding under the First Street loan to $175,000. Immediately after the closing of the Merger, we paid the principal amount of $175,000 still outstanding under the loan to First Street Ventures.

From time to time, we borrowed funds through several promissory notes in the aggregate principal amount of approximately $630,000 (the “Promissory Notes”), $400,000 of which was converted into 118,342 shares of JDCO common stock immediately prior to the closing of the Merger. We paid the remaining aggregate principal amount of $230,000 still outstanding under the Promissory Notes immediately after the closing of the Merger.

Pursuant to a business loan agreement dated September 19, 2006 and maturing on July 1, 2007, Summit Bank extended a line of credit in the principal amount of $1,500,000, guaranteed by Michael Binninger, Steven Binninger, Paul F. Klapper and the Klapper Family Trust, each shareholders of our company. Concurrent with the closing of the Merger using proceeds of the Private Placement, we paid off the Summit line of credit as well as a line of credit with Wells Fargo Bank, N.A. in the amount of $99,300 and a line of credit with American Express in the amount of $26,500.

On August 30, 2006, JDCO executed a Term Credit Agreement with The Hunter Fund Limited, an affiliated entity of Hunter, the placement agent in connection with the Private Placement described below, for a $500,000 term loan (the “Bridge Financing”). Immediately after the closing of the Merger and using proceeds from the Private Placement, we paid off the Bridge Financing in addition to paying the Hunter Fund a bridge loan fee of $60,000 and a flat interest payment of $50,000.

In November 2006, we received gross proceeds of $10.0 million in a private placement transaction (the “Private Placement”). Each investor in the Private Placement purchased shares of our common stock and five-year warrants to purchase 25% of the common stock purchased by such investor in the Private Placement. For its services as placement agent, Hunter received a fee equal to 10% of the funds placed in the Private Placement. Hunter also received, for nominal consideration, five-year warrants to purchase 2,000,000 shares of our common stock, exercisable nine months from the date of issuance at the same share price of the shares sold in the Private Placement. We also incurred legal and accounting expenses of approximately $270,000. After commission and expenses, we received net proceeds of approximately $8.75 million.

Net cash used in operating activities for the year ended December 31, 2006 was approximately $1.0 million, as compared to approximately $0.5 million used during the year ended 2005. The change is primarily the result of operating losses resulting from administrative and interest charges incurred in connection with the Private Placement and the issuance of common stock.

Net cash used by investing activities was approximately $0.8 million for the year ended December 31, 2006, as compared to net cash used of approximately $0.3 million for the year ended December 31, 2005. The increase in cash used was primarily a result of the purchase of assets related to the opening of our two new Las Vegas store locations.

Net cash provided by financing activities was approximately $6.6 million for the year ended December 31, 2006, as compared to cash provided in the amount of approximately $0.8 million for the year ended December 31, 2005. The increase in cash provided was primarily due net proceeds of approximately $9.0 million from the Private Placement and $1.1 million in proceeds from notes payable offset by $3.3 million of principal payments of outstanding notes payable.

Our capital requirements, including development costs related to the opening of additional retail locations and expansion of our franchise retail operations, have been, and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords. During 2007, we intend to expend approximately $0.7 million to continue to strategically expand our retail operations while also creating other outlets and distribution points for sales of our products. We believe that our current liquidity and resources will provide sufficient liquidity to fund our operations for at least 12 months.

Off-Balance Sheet Arrangements

None.

Change In Accountants

As previously reported on our Current Report on Form 8-K, dated December 8, 2006 effective as of November 30, 2006 concurrent with the closing of the Merger, the Board of Directors accepted the resignation of Spector & Wong, the independent registered public accounting firm for MediaUSA, and approved the engagement of AJ. Robbins, PC as our independent registered public accounting firm.

New Accounting Pronouncements

We have adopted all accounting pronouncements effective before December 31, 2006, which are applicable to us.

In June 2006, the Emerging Issues Task Force issued EITF No.06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), which clarifies diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. We are currently assessing the impact, if any, that the adoption of EITF No.06-03 will have on our financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which became effective for us on January 1, 2007. This interpretation clarifies the accounting for income tax benefits that are uncertain in nature. Under FASB No. 48, a company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, interest and penalties recognition, and accounting for the cumulative-effect adjustment. The new interpretation is intended to provide better financial statement comparability among companies.

Required annual disclosures include a tabular reconciliation of unrecognized tax benefits at the beginning and end of the period; the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate; the amounts of interest and penalties recognized in the financial statements; any expected significant impacts from unrecognized tax benefits on the financial statements over the subsequent 12-month reporting period; and a description of the tax years remaining to be examined in major tax jurisdictions. FASB No. 48 is effective for fiscal years beginning on or after December 15, 2006. We are currently assessing the impact, if any, that the adoption of FIN No. 48 will have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 during 2006. The adoption did not have a material effect on our consolidated results of our operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any; the adoption of this statement will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans − An amendment of FASB Statements No. 87, 88, 106, and 132(R). One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. We are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. We believe that this statement will not have a significant impact on the financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements. This FASB Staff Position (FSP) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. We have chosen to adopt this FSP early. See Note 12 in the Notes to Audited Consolidated Financial Statements beginning on page F-8 for the effect of the adoption of this FSP.

Seasonality

Historically, sales in the gourmet coffee industry has experienced variations in sales from quarter-to-quarter due to the temperature changes in specific geographic areas , as well as from a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item 7 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this Annual Report.

JAVA DETOUR, INC.

AJ. ROBBINS, P.C.

Certified Public Accountants

216 Sixteenth Street

Suite 600

Denver, Colorado 80202

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Java Detour, Inc.
Davis, California

We have audited the accompanying consolidated balance sheet of Java Detour, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Java Detour, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and consolidated cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ AJ. Robbins PC.

AJ. Robbins PC
Certified Public Accountants

Denver, Colorado
February 9, 2007

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,938,149
Accounts receivable, net	53,568
Current portion of notes receivable	43,641
Inventories	68,961
Prepaid expenses	55,990
Total current assets	5,160,309

NONCURRENT ASSETS:
Notes receivable, net of current portion	400,830
Property and equipment, net	5,124,783
Intangibles	5,600
Prepaid expenses	12,318
Deferred tax assets	485,647
Other assets	57,855

TOTAL ASSETS	$11,247,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$354,733
Accounts payable, related party	35,444
Deferred revenue	375,000
Notes payable	48,007
Capital lease obligations	236,393
Contingent liability for registration rights agreement	150,000
Accrued expenses and other current liabilities	319,871
Total current liabilities	1,519,448

Notes payable, net of current portion	933,138
Capitalized leases obligations, net of current portion	767,637
Deferred rent	240,520
Total liabilities	3,460,743

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0
Shares issued and outstanding	-

Common stock, $0.001 par value; 75,000,000 shares authorized;
28,327,787 shares issued and outstanding	28,328
Additional paid in capital	14,306,474
Accumulated deficit	(6,548,203)
Total stockholders’ equity	7,786,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,247,342

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
OPERATING REVENUES:
Sales and other operating revenues, net	$6,398,090	$6,100,095
Cost of sales	(1,846,176)	(1,726,677)
Gross profit	4,551,914	4,373,418

OPERATING EXPENSES:
Store operating expenses:	3,325,827	2,960,388
Selling, general and administrative expenses	2,955,967	1,136,506
Depreciation	430,193	374,792

Total operating expenses	6,711,987	4,471,686

INCOME (LOSS) FROM OPERATIONS	(2,160,073)	(98,268)

OTHER INCOME/(EXPENSE):
Other income	33,284	332,344
Interest expense	(1,480,247)	(660,732)
Loss on registration rights agreement	(150,000)	-
Other expenses	(92,127)	(86,744)
Total other income/(expense)	(1,689,090)	(415,132)

NET (LOSS) BEFORE INCOME TAXES	(3,849,163)	(513,400)

INCOME TAX BENEFIT	3,996	135,212

NET (LOSS)	$(3,845,167)	$(378,188)

PREFERRED STOCK DIVIDENDS	(54,923)	(59,916)

NET LOSS ATTIBUTED TO COMMON
STOCKHOLDERS	$(3,900,090)	$(438,104)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.31)	$(0.04)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
BASIC AND DILUTED	12,405,530	10,808,785

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock				Additional
	Series A		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2004	295,454	296	10,697,171	10,697	1,265,195	(2,210,009)	(933,821)

Sale of common stock			178,289	178	99,822		100,000
Declaration of preferred dividends						(59,916)	(59,916)
Amortization of warrants granted with preferred stock					14,839		14,839
Net loss for the year						(378,188)	(378,188)

Balance, December 31, 2005	295,454	296	10,875,460	10,875	1,379,856	(2,648,113)	(1,257,086)

Declaration of preferred dividends						(54,923)	(54,923)
Amortization of warrants granted with preferred stock					40,807		40,807
Conversion of Series A Preferred shares	(295,454))	(296)	1,062,125	1,062	(766)		-
Conversion of Series A Preferred - warrants and dividends			279,078	279	173,067		173,346
Conversion of convertible notes and accrued interest			3,281,781	3,282	1,926,505		1,929,787
Conversion of notes payable			501,586	502	571,813		572,315
Sale of common stock, net of offering costs of $1,050,000			10,000,000	10,000	8,940,000		8,950,000
Effect of reverse merger			1,534,345	1,534	(1,534)		-
Common stock issued for services			793,412	794	792,608		793,402
Warrants granted for bridge loan					450,499		450,499
Fair value of employee stock options					33,619		33,619
Net loss for the year						(3,845,167)	(3,845,167)

Balance, December 31, 2006	-	-	28,327,787	28,328	14,306,474	(6,548,203)	7,786,599

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:	2006	2005
Net income/(loss)	$(3,845,167)	$(378,188)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	430,193	374,792
Loss (gain) on disposal of fixed assets	76,565	(226,519)
Impairment of intangible assets	80,165	-
Amortization of beneficial conversion feature	39,607	19,804
Value of stock issued for services	793,402	-
Value of stock issued as repayment of accrued interest	19,181	-
Value of warrants granted for loan fees	450,499	-
Value of options granted to employees	33,619	-
Amortization of fair value of warrants granted in connection with issuance of preferred stock	40,807	14,839
Changes in operating assets & liabilities
Accounts receivable	8,024	(47,930)
Inventories	(15,408)	(5,022)
Deferred franchise costs	150,655	81,777
Prepaid expenses	(33,683)	(16,677)
Deferred tax assets	(3,996)	(136,812)
Other assets	12,497	42,623
Accounts payable	(50,353)	(309,813)
Accounts payable related party	35,444	-
Deferred revenue	357,000	(9,000)
Accrued expenses and other current liabilities	250,025	41,054
Contingent liability	150,000	-
Deferred rent	62,494	64,349
NET CASH (USED IN) OPERATING ACTIVITIES	(958,430)	(490,723)

CASH FLOW FROM (TO) INVESTING ACTIVITIES
Purchase of property and equipment	(839,326)	(269,609)
Issuance of notes receivable	-	(6,250)
Payments received on notes receivable	7,101	5,046
Intangible assets	(5,600)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(837,825)	(270,813)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Advances to shareholders	(62,751)	(42,332)
Proceeds from notes payable	525,990	-
Principal repayments of notes payable	(541,167)	(50,122)
Principal repayments of capital lease obligations	(187,585)	(111,992)
Proceeds from lines of credit	-	944,647
Principal repayments of lines of credit	(1,630,026)	(3,099)
Proceeds from related party notes payable	530,000	131,107
Principal repayments of related party notes payable	(964,537)	(460,239)
Proceeds from related party convertible notes payable	-	300,000
Preferred dividends paid	(9,986)	-
Proceeds from issuance of common stock	10,000,000	100,000
Payment of offering costs	(1,050,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,609,938	807,970

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,813,683	46,434
Cash and cash equivalents, at beginning of period	124,466	78,032

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4,938,149	$124,466
NONCASH INVESTING AND FINANCING ACTIVITY:
Acquisition of property and equipment under capital leases	$473,005	$144,780
Acquisition of property and equipment through contribution by stockholders	201,900
Repayment of convertible notes in exchange for common stock	$1,355,000
Repayment of related party notes in exchange for common stock	$550,050
Repayment of related party convertible notes in exchange for common stock	$470,000
Repayment of accrued interest and finance charges in exchange for common stock	$127,121
Preferred stock dividends in exchange for common stock	$173,347	$451,572
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$687,004	$578,955
Cash paid for income taxes	$1,600	$1,600
The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Java Detour, Inc. (formerly known as Media USA.com, Inc. and referred to herein as the “Company” or “Java Detour”) operates through its wholly-owned subsidiary JDCO, Inc., a California corporation (“JDCO”). The Company sells high-quality gourmet coffees, whole leaf teas, cold-blended beverages, fresh fruit smoothies and select baked goods to its customers from uniquely designed retail stores specialized in providing fast and convenience customer service. Java Detour, a California corporation (“JDCO Subsidiary”) and a wholly owned subsidiary of JDCO, is a franchisor of Java Detour cafés, with four franchised outlets in the north central United States. As of December 31, 2006, there were 14 company-owned stores and 4 franchised stores.

On November 30, 2006, Java Detour, its wholly-owned subsidiary Java Acquisition Co., Inc. (“Merger Sub”) and JDCO entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which JDCO would be acquired by Java Detour in a reverse merger transaction wherein Merger Sub would merge with and into JDCO, with JDCO being the surviving corporation, and the shareholders of JDCO would exchange their shares of JDCO common stock for shares of Java Detour common stock (the “Merger”) on a 2.962 for 1 basis. On November 30, 2006, the Merger closed and JDCO became a wholly−owned subsidiary of the Company. The Company changed its name from Media USA.com, Inc. to Java Detour, Inc. and reincorporated in the state of Delaware pursuant to an 8-for-1 stock split. All references to common stock shares and per share amounts have been retroactively restated to reflect the share exchange as if the exchange had taken place as of the beginning of the earliest period presented.

Principles of Consolidation
The financial statements reflect the consolidation of JDCO and JDCO Subsidiary, wholly-owned subsidiaries of Java Detour, and all material intercompany transactions have been eliminated.

Stock Based Compensation
The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, the Company would have accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year’s presentation, none of which had an impact on total assets, stockholders’ equity (deficit), net loss, or net loss per share.

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable, deferred revenue, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Concentrations
The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash.

The Company primarily operates its stores in California and Nevada and generated approximately 91.4% of its revenues in California in the year ended December 31, 2006.

Accounts Receivable
Accounts receivable are stated at amounts due from customers or individuals net of an allowance for doubtful accounts. Accounts longer than the contractual payment terms are considered past due.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments.  The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience. At December 31, 2006 the allowance for doubtful accounts balance was $0.

Due from Stockholders
Prior to becoming a reporting company with the United States Securities and Exchange Commission (“SEC”), the Company made advances to certain of the Company's original stockholders. These advances were non-interest bearing and payable upon the demand of the Company. The stockholders have repaid these advances during 2006 by applying payroll owed to them in the amount of $56,972 and by paying for and contributing leasehold improvements into newly constructed Java Detour store locations in the amount of $201,900.

Notes Receivable
Notes receivable are stated at amounts due from an individual that acquired the assets of a store. The Company routinely evaluates the collectability of the notes to determine if there is any risk of default.

Deferred Offering Costs
Deferred offering costs, consisting of legal and filing fees relating to future offerings will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed. Costs associated with debt offerings will be capitalized and amortized over the terms of the debt. If the debt is repaid before it is due, or the debt is converted, the Company will expense the remaining unamortized balance of these costs at that time.

Inventories
Inventories consist of coffee and other beverage ingredients, cups, napkins, and other serving goods, and are valued at the lower of cost or market, computed on the first-in, first-out basis.

Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The estimated lives in determining depreciation are recognized primarily on the straight-line method over estimated useful lives of five to seven years for equipment, signs, vehicles, and site preparation and engineering. For leasehold improvements and buildings, the Company depreciates the assets over the shorter of their estimate useful lives or original lease terms plus any renewal periods for which renewal has been determined to be reasonably assured.

Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Impairment of $80,165 was recorded for the year ended December 31, 2006 related to new product formulation and brand re-imaging. No impairment was recorded during the year ended December 31, 2005.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Deferred Rent
For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $240,520 at December 31, 2006. The liability will be satisfied through future rental payments.

Income Taxes
The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. The Company records deferred income tax assets and liabilities based up the difference between the financial statement and income tax bases of assets and liabilities using enacted income tax rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the taxes paid and payable for the period and the change during the period in the net deferred income tax assets and liabilities.

Revenue Recognition

Initial Franchise Fees
Initial franchise fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45 “Accounting for Franchise Fee Revenue.” SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Franchise Agreement, which usually occurs at the commencement of operations of the individual location, unless it can be demonstrated that substantial performance has occurred before this time. Initial franchise fee income amounted to $0 for the years ended December 31, 2006 and 2005, respectively.

Area Development Fees
Area development fee income is recognized in accordance with SFAS 45 on a pro rata basis of the required quota of stores to be opened upon the Company’s material and substantial obligations under its area development agreement which usually occurs upon the Company’s approval of applicants to become franchisees provided by the area developer. Area development fee income from the Company’s franchisee in the Midwest amounted to $18,000 and $9,000 for the years ended December 31, 2006 and 2005, respectively.

Master License Agreement Fees
Master license agreement fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45 “Accounting for Franchise Fee Revenue.” SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the agreement have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Master License Agreement, which usually occurs at the completion of operations training for the Master Licensee. There was no master license agreement fee income for the years ended December 31, 2006 and 2005, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Royalties
Royalty income of 3% of defined net sales is earned based on sales by franchisees and is recognized monthly as revenue when the related sales are reported to the Company. Additionally, the Company may receive a rebate or charge a mark-up for delivered supplies and coffee. Royalty income amounted to $48,701 and $44,282 for the years ended December 31, 2006 and 2005, respectively.

Promotional Fund Fees
Promotional fund fee income of 1% of defined net sales is earned based on sales by franchisees, and is deferred until the promotional fund fee expenses are incurred by the Company. Promotional fund fee income amounted to $13,443 and $14,760 for the years ended December 31, 2006 and 2005, respectively.

Retail Revenues
Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Retail revenues amount to $6,317,946 and $6,032,053 for the years ended December 31, 2006 and 2005, respectively.

Deferred Revenue
Deferred revenue consists of the portion of the initial franchise fees received from franchisees who have not commenced operations, the pro rata portion of the initial fees received from area development fees of which the Company has not approved franchisee applications for the required quota, master license agreement fees of which the Company has not completed its obligations and the excess, if any, of the 1% weekly promotional fund fees received from franchisees less the related promotional fund expenses incurred by the Company.

Rewards/Gift Cards
Revenues from the Company’s stored value cards, such as the Java Detour rewards/gift card, are recognized when tendered for payment or upon redemption. Outstanding customer balances are included in “Accrued expenses and other current liabilities” on the accompanying consolidated balance sheet. There are no expiration dates on the Company’s rewards/gift cards and Java Detour does not charge any service fees that cause a decrement to customer balances. As of December 31, 2006 the Company has recorded $139,942 in accrued expenses and other current liabilities for the stored value cards.

While the Company will continue to honor all stored rewards/gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Other income.” The Company recognized $13,402 and $0 for the years ended December 31, 2006 and 2005, respectively.

The Company offers two types of discounts to its customers, reward cards and 2 for 1 coupons. The Company’s reward cards, rewards customers for dollars spent at Java Detour stores. Every time a customer makes a purchase and presents their card, the value of their purchase is tracked on the card.  Each time a customer spends at least $35.00, $3.50 is loaded on their card and can be used toward future purchases.  This constitutes approximately 99% of all discounts. Occasionally the Company will promote Java Detour in local markets and publish “Buy one drink and get the second drink free” in newspapers and local coupon books, which are redeemable at any Java Detour store. The Company accounts for these discounts in accordance with the conclusions reached by the Emerging Issues Task Force in Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)” as a reduction in revenue and the above rewards and/or discounts are included in the line item “Sales and other operating revenues, net” in the Company’s Consolidated Statements of Operations.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Earnings Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2006, the Company had 7,344,165 of potential dilutive securities. The Company’s potential dilutive securities included 5,020,000 warrants that are exercisable between $0.60 and $2.00 a share for the purchase of common stock and 2,324,165 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. At December 31, 2005, the Company had 1,337,965 of potential dilutive securities. These potential dilutive securities included 191,254 warrants, 295,454 shares that are issuable upon the conversion of JDCO’s Series A convertible preferred Stock, 762,500 share of common stock issuable upon the conversion of 50% of outstanding convertible notes at $1.00 per share and 88,757 shares of common stock issuable upon the conversion of JDCO’s $300,000 related party convertible note into series B convertible preferred stock and the further conversion of the series B preferred Stock into common stock. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Costs of Sales
Included in costs of sales are coffee beans, dairy products, other beverage ingredients, paper products and food.  These costs include freight charges, purchasing and receiving costs, warehousing cost and other distribution network costs.

Store Operating Expenses
Store operating expenses consist of direct and indirect labor, operating supplies, store utilities, travel and entertainment, store maintenance, store leases, store advertising, insurance, and taxes and licenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries and related benefits, travel and entertainment, corporate headquarters rent and utilities, corporate advertising and marketing, and professional fees.

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the years ended December 31, 2006 and 2005 were $198,673 and $60,395, respectively.

Promotional Fund Expenses
Promotional costs are charged to expense during the period incurred. These costs arise from advertising for area franchisee stores. These costs are indirect to the Company in that they receive a promotional fee from the franchisees to pay for these costs.

Stock Based Compensation to Other than Employees
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before December 31, 2006, which are applicable to the Company.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

In June 2006, the Emerging Issues Task Force issued EITF No.06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No.06-3”), which clarifies diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption EITF No.06-03 will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN No. 48”), which became effective for the Company on January 1, 2007. This interpretation clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN No. 48, a company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, interest and penalties recognition, and accounting for the cumulative-effect adjustment. The new interpretation is intended to provide better financial statement comparability among companies.

Required annual disclosures include a tabular reconciliation of unrecognized tax benefits at the beginning and end of the period; the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate; the amounts of interest and penalties recognized in the financial statements; any expected significant impacts from unrecognized tax benefits on the financial statements over the subsequent 12-month reporting period; and a description of the tax years remaining to be examined in major tax jurisdictions. FIN No. 48 is effective for fiscal years beginning on or after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN No. 48 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the bulletin during 2006. The adoption did not have a material effect on its consolidated results of its operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any; the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)”. One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company has chosen to adopt this FSP early. See note 12 for effect of the adoption of this pronouncement.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2006 include rebate balances and balances due from lessees and franchisees totaling $53,568.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2006:

Land	$425,000
Site preparation and engineering	131,217
Buildings	1,980,559
Leasehold improvements	2,120,927
Signs	471,532
Store equipment	1,110,827
Other equipment, furniture, and vehicles	442,328
Total	6,682,390
Less accumulated depreciation	(1,557,607)
Property and equipment, net	$5,124,783
Depreciation expense for the years ending December 31, 2006 and 2005 was $430,193 and $374,792, respectively. Accumulated depreciation for assets under capital leases was $331,131 at December 31, 2006. Depreciation expense for the assets under capital leases was $150,379 and $104,907 for years ended December 31, 2006 and 2005, respectively.

NOTE 4 - INTANGIBLE ASSETS

Other intangible assets consist of the following at December 31, 2006:

Franchise operating manuals	5,600
Total	$5,600

The Company has evaluated the intangible assets for impairment and has estimated that $5,600 of the carrying value will be recoverable from its estimated future cash flows. Impairment of $80,165 was recorded for the year ended December 31, 2006 relating to new product formulation and brand re-imaging. No impairment was recorded during the year ended December 31, 2005.

NOTE 5 - NOTES RECEIVABLE

During 2005, the Company sold one of its Bakersfield, California locations to an unrelated third party for a note receivable in the amount of $450,368. The term of the note is for ten years and bears interest at the rate of 6% annually. The Company recorded a gain on the sale of this store of $300,052 and is included in Other Income on the accompanying statement of operations for the year ended December 31, 2005. As of December 31, 2006, $438,221 was still owed to the Company under this note, of which $43,641 is due over the next twelve months. In addition, the Company paid other fees, such as property taxes on behalf of the new store owner in exchange for a note receivable in the amount of $6,250. As of December 31, 2006 the entire balance is still due the Company.

NOTE 6 - LONG-TERM OBLIGATIONS

 Long-term obligations, excluding capital leases, consist of the following:

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

2006
Notes payable to a bank, payable in monthly installments with interest at Prime Rate plus 1.75% (10.00% at December 31, 2006), maturing in 2021 through 2029, secured by the property and equipment at four stores	$876,541
Notes payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (11.00% at December 31, 2006), maturing in 2009, secured by substantially all the Company’s assets	80,658
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 7.69% maturing in 2008, secured by one vehicle	23,945
Total notes payable	$981,145
Less current portion	48,007
Long-term obligations	$933,138

Scheduled annual maturities of long-term obligations, excluding capital leases, are as follows:

2007	$48,007
2008	53,168
2009	48,050
2010	48,922
2011	34,033
Thereafter	748,965

Total	$981,145

NOTE 7 - LEASE COMMITMENTS

The Company currently has 31 capital leases. Approximately 60% of the leases have a 60-month term with a $1.00 buyout option after the final payment under the lease. The remaining leases have terms of either 36 or 48 months. Additionally, 7% of the leases required a 10% balloon payment at the beginning of the lease, and 3% call for a fair market buy out. All leases have either the final month prepaid or a single payment on account as a refundable security deposit. None of the leases have an escalation clause; however annual payments may vary slightly if there are changes to regional sales or property tax rates.

Capital lease obligations consist of the following:

2006
Lease for the land of the Red Bluff store site, on which payments, less interest at 10% per annum, are credited toward purchase of the land; expires in 2012 with options to extend by two six-year periods; full ownership would be attained in 2022 under present terms	$218,950
Lease for the land of the Chico store site, on which payments, less interest at 9% per annum, may be credited toward purchase of the land; expires in 2010, but payments will be sufficient to exercise the purchase option in 2007	3,956
Leases for property and equipment at several store sites, expiring through 2010, a majority of the total balance guaranteed by two stockholders	781,124
Total	$1,004,030

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2011 through 2021. Included in these are 18 operating leases governing 12 of its stores (two for its San Francisco and San Rafael stores each), a 15th lease for a property it sublets in Bakersfield and a 16th on undeveloped land in Lincoln, CA. Additional leases exists for the Company’s headquarters in California and its sales office in North Carolina. The leases initially run for either 5, 10 or 15 years and each store has between one and five-year extensions available. Seven leases have pre-established rent increase that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. Rent expense under operating leases totaled $628,488 for 2006 and $519,985 for 2005.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Future minimum lease payments are as follows:

	Capital	Operating	Total
2007	$387,393	$896,845	$1,284,238
2008	361,662	922,651	1,284,313
2009	258,487	935,423	1,193,910
2010	126,648	897,198	1,023,846
2011	60,759	813,110	873,869
Thereafter	278,988	4,293,969	4,572,957

Total	$1,473,937	$8,759,196	$10,233,133
Less amounts representing interest	(469,907)
Present value of minimum lease payments	1,004,030
Less current portion	(236,393)

Total, net of current portion	$767,637

Depreciation expense for the assets under capital leases was $142,679 and $113,216 for years ended December 31, 2006 and 2005, respectively

NOTE 8 - LINES OF CREDIT

The Company had unused lines of credit with interest rates ranging from 8.25% to 10.50%. Total available credit under the line of credit with Wells Fargo Bank is $100,000. Total available credit under the line of credit with Summit Bank was $1.5 million. The Summit Bank line of credit was guaranteed by the three officers of the Company and a stockholder. As additional consideration for guaranteeing the Summit Bank line of credit in 2004, the Company granted six-year warrants to purchase 72,072 shares of common stock at $2.22 per share (see Note 12). During the year ended December 31, 2006 the warrants to purchase 72,072 shares of common stock were exercised on a cashless basis in exchange for 16,176 shares of JDCO common stock prior to the close of the Merger. The Company paid off its various lines of credit as of the close of the Merger, at which time the Summit Bank line of credit was cancelled. Outstanding balances as of December 31, 2006 totaled $0.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

During the years ended December 31, 2002 through 2004 the Company issued $1,525,000 in convertible notes payable of which $170,000 was to a stockholder. The notes bear interest at ten percent, are due December 31, 2007 and fifty percent of the value of the notes are convertible at the holder’s option into common shares of the company at $1.00 per share. The values of the debentures were allocated between the debenture and the beneficial conversion feature, which amounted to $1,266,000 and $89,000, respectively.  The discount related to the beneficial conversion features of $89,000 is being amortized over the term of the debenture. The Company amortized $39,607 and $19,804 to interest expense during the years ended December 31, 2006 and 2005, respectively. In addition, as part of the transaction the Company paid $155,000 and issued 250,000 shares of common stock of the Company to a related party valued at $250,000 as offering costs. These costs are being amortized over the term of the debentures. The Company recorded amortization of $81,777 to interest expense during the year ended December 31, 2005. During the year ended December 31, 2006 these notes were converted into 2,927,013 post split shares of common stock. Of the notes, fifty percent or $762,500 were converted at $1.00 per share (pre-split) for 762,500 shares (2,258,746 post split) and the remaining $762,500 were converted at $3.38 per share (pre-split) for 225,592 shares (668,267 post split). As a result of the conversion, the Company recognized all unamortized deferred offering costs and recorded $150,655 of interest expense for the year ended December 31, 2006. In addition, the above shareholders converted $104,576 of accrued interest at $3.38 (pre-split) per share into 31,002 shares (91,837 post split).

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 10 - RELATED PARTY CONVERTIBLE NOTE PAYABLE

In addition to the $170,000 convertible note payable issued to a stockholder as discussed in Note 9, during 2005 the Company issued a $300,000 convertible note payable to an unrelated party. As additional consideration for issuing the debenture, the Company granted six-year warrants to purchase 1,000 shares of common stock at $3.38 per share (see Note 12). During 2005, the note was assigned to a related party. The note was convertible into the Company’s Series B preferred stock at a rate of $3.38 per share. As of December 31, 2006 the balance has been converted into 88,757 shares of JDCO common stock (exchanged for 262,925 shares of our common stock upon closing of the Merger) at $3.38 per share, and the warrants 1,000 were exercised on cashless basis for 224 shares of JDCO common stock (exchanged for 664 shares of our common stock upon closing of the Merger).

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:
	December 31,
	2006	2005
Deferred income tax benefit for net operating losses	$(3,996)	$(136,812)
Current income tax expense	---	1,600

Income tax benefit, net	$(3,996)	$(135,212)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 are as follows:

2006
Net operating loss carry-overs for federal income taxes totaling $4,944,252, expiring in 2022 through 2026	$1,760,627
Net operating loss carry-overs for state of California income taxes totaling $4,771,311, expiring in 2012 through 2016	455,692
Total	2,216,319
Valuation allowance	(1,730,672)

Deferred tax assets, net	$485,647

The Components of deferred income tax expense (benefit) are as follows:

	December 31, 2006	December 31, 2005
Depreciation	$(23,103)	---
Contingent liability for registration rights	(64,260)	---
Accrued vacation	(11,222)	11,222
Accrued officer salaries	(5,623)	(5,215)
Net operating loss carryforward	(1,121,123)	(179,328)
Increase in valuation allowance	1,221,335	36,509
Income tax (benefit)	$(3,996)	$(136,812)

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

	2006	2005
Tax benefit (expense) at federal statutory rates	$(1,308,715)	$(174,830)
Depreciation	18,336	(8,906)
Timing differences	427,785	112,750
Increase in valuation allowance	862,594	72,586
Income tax benefit, net	$0	$1,600

At December 31, 2006, the Company has provided a partial valuation allowance for the deferred tax assets since management has determine that the realization of a portion of that asset is more likely than not.

NOTE 12 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. As of December 31, 2006, the Company does not have any shares of preferred stock outstanding, All transactions relating to preferred stock prior to the reverse merger were that of JDCO.

In March 2006 JDCO amended its articles of incorporation to change its preferred stock from no par to par value of $0.001. The accompanying financial statements have been retroactively restated to present the effect of this change in par value. All preferred shares issued prior to the reverse merger were of Series A of JDCO. Series A preferred shares were convertible, at the holders’ option at any time, into an equal number of common shares, subject to adjustments to account for stock splits, stock dividends, and certain other events including the conversion of the convertible notes. Prior to the reverse merger, the Series A preferred shareholders converted all of their shares into 295,454 pre split (875,222 post split) shares of common stock. These shareholders also converted $173,346 of accrued dividends payable at $3.38 per share (pre split) into 51,286 pre split shares (151,294 post split) of common stock. The Series A shareholders exercised warrants to purchase 118,182 shares of common stock granted to them in connection with their purchase of the series A preferred stock on a cashless basis for 42,924 pre split shares (127,153 post split). The holders of the Company’s secured convertible notes due December 31, 2007 exercised their conversion rights under those notes in their entirety and as a result the Series A shareholders were issued an additional 63,094 pre split shares (186,903 post split) under their rights per their subscription agreements.

COMMON STOCK

Through private placements in 2005 the Company raised $100,000 and issued 178,289 shares of common stock.

On November 30, 2006, as part of a single private placement, the Company sold 10,000,000 shares together with five-year warrants to purchase 2,500,000 shares of common stock at $2.00 per share for total consideration of $10.0 million. As part of the transaction, the Company paid the placement agent $1,050,000 for commissions and fees and granted warrants to purchase 2,000,000 shares of common stock with the same terms as those granted to the investors in the placement except that the placement agent warrants are exercisable nine months from the date of issuance and have a cashless exercise feature. The shares included in the Private Placement have weighted average anti-dilution coverage for the issuance of securities within 12 months of the closing of the Merger at a price below $1.00, subject to customary exceptions.

As part of the private placement, the Company entered into a share registration rights agreement, whereby the Company agreed to register the shares of common stock sold in the placement. The agreement requires the Company to file a registration statement within 30 days of the closing and to have the registration statement declared effective within 120 days of the closing. If the Company fails to have the registration statement declared effective within 120 days, the Company must pay a prorated monthly penalty of 1.5% of the amount raised. The Company filed the registration statement on Form SB-2 to register 9,442,593 shares of the common stock sold in the Private Placement on December 29, 2006. The registration statement has not been declared effective and management does not believe it will be declared effective within 120 days of the closing.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The Company also entered into warrant registration rights agreement, whereby the Company agreed to register the remaining shares of the common stock sold in the private placement, the shares underlying the warrants issued in the private placement and 4,418,403 shares of common stock which are owned by the placement agent and its affiliates. The agreement requires the Company to file a registration statement within 10 days of June 29, 2007 and to have the registration statement declared effective within 120 days of such filing. If the Company fails to have the registration statement declared effective within 120 days, the Company must pay a prorated monthly penalty of 1.5% of the amount raised.
In accordance with FSP EITF 00-19-2, on the date of the private placement, the Company reviewed the terms of the registration rights agreements and as of that date, the Company believed they would meet all of the required deadlines under both of the agreements. As a result, the Company did not record any liability associated with the registration rights agreement. The Company now believes that the registration statement covering the shares issued in the private placement will not be declared effective with the 120 day requirement. As a result the Company has determined that it is probable that the registration statement will be declared effective within 30 days of the deadline and has recorded a contingent liability of $150,000 representing one month of registration rights penalties. The Company will continue to review the progress of the effectiveness of the registration rights agreement and adjust the contingent liability accordingly. The Company continues to believe it will meet its deadlines for the registration and effectiveness of the stock underlying the warrant registration rights agreement and has not recorded any contingent liability associated with those shares.

The warrants granted to the investors in the above private placement were treated as permanent equity pursuant to exemption from FAS 133 under paragraph 11a.

During the fourth quarter of 2006, the Company issued 793,403 shares of common stock with a value of $793,403 to a consultant for services performed.

Common Stock Issued for Debt and Warrant Conversion
The Company issued common shares to convert outstanding indebtedness and warrants for the year ended December 31, 2006. The indebtedness and warrants converted were as follows:

Summarized

Description	Amount	Shares Acquired

Convertible notes and accrued interest	$1,444,204	2,678,910

Related party notes payable	$572,315	501,586

Related party convertible notes payable	$485,583	602,871

Convertible Series A preferred stock	$-	1,062,125

Accrued dividends	$173,346	151,924

Warrants converted on cashless basis	$-	127,154

Total	$2,675,448	5,124,570

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan
On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”).   Under the 2006 Plan, a total of 4,249,167 common shares will be available for issuance through the grant of a variety of common share-based awards under the plan.  Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options.  As of December 31, 2006, there were 2,324,165 outstanding options under the 2006 Plan, all vesting over a period of 4 years, and 1,925,002 shares available for issuance.

Summary of Options Granted to Directors, Officers and Employees
The following table summarizes compensatory options granted to directors, officers and other employees for the periods or as of the dates indicated, both under the aforesaid stock plans and in the form of free-standing grants:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2005
Exercised	0.00	$0.00
Cancelled	0.00	$0.00
Granted	2,324,165	$1.03
Exercisable, December 31, 2006	2,324,165	$1.03

The weighted average remaining contractual life of compensatory options outstanding for directors, officers and employees is 9.92 years at December 31, 2006.  The exercise prices for compensatory options outstanding for directors, officers and employees at December 31, 2006 were as follows:

Number of Options	Exercise Price
1,685,000	$1.00
639,165	$1.10
2,324,165

In accordance with FAS 123R, compensation expense of $33,619 was recognized as a result of the issuance of compensatory stock options issued to directors, officers and employees of the Company. At November 30, 2006, the date of grant, the Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.75%, volatility of 130%, estimated life of 5 years and a fair market value of $1.00 per share. The total value of options granted was $2,017,159 and the unvested portion was $1,983,240.

For compensatory options granted to directors, officers and employees during the year ended December 31, 2006 where the exercise price equalled the stock price at the date of the grant, the weighted-average fair value of such options was $1.00 and the weighted-average exercise price of such options was $1.00  No options were granted during the year ended December 31, 2006, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

WARRANTS

We have outstanding warrants to purchase 5,020,000 shares of our common stock outstanding, exercisable at prices ranging from $0.60 to $2.00 per share for a five-year period from the date of issuance. 4,500,000 of the shares underlying such warrants have weighted average anti-dilution coverage for the issuance of securities within 12 months of the closing of the Merger at a price below $1.00, subject to customary exceptions.

The Company had the following warrants outstanding to purchase common shares as of December 31, 2006:

	2006	2005
Warrants issued in conjunction with issuance of preferred stock	0	118,182
Warrants issued in conjunction with signature guarantee	0	72,072
Warrants issued in conjunction with issuance of promissory note	500,000	1,000
Warrants issued in conjunction with the issuance of securities	4,520,000	0

	5,020,000	191,254

Summary of Warrants Granted
The following table summarizes warrants granted for the years ended December 31, 2005 and 2006.

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2005	191,254	$3.38
Exercised	(191,254)	$3.38
Cancelled		$0.00
Granted	5,020,000	$1.86
Balance, December 31, 2006	5,020,000	$1.86

Exercisable, December 31, 2006	5,020,000	$1.86

The weighted average remaining contractual life of the common share purchase outstanding is 4.92 years at December 31, 2006.  The exercise prices for common share purchases outstanding at December 31, 2006 were as follows:

Number of Warrants	Exercise Price
500,000	$ 0.60
4,520,000	$ 2.00
5,020,000

During the years ended December 31, 2006, the Company issued a total of 500,000 common share purchase warrants valued at $450,499 as additional consideration for the bridge loan from The Hunter Fund Limited of $500,000. The Company calculated the value of these warrants using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.75%, volatility of 130%, estimated life of 5 years and a fair market value of $1.00 per share. The value of these warrants of $450,499 was recorded as deferred financing cost and was being amortized over the 2 year term of the note. Upon repayment of the note in December 2006, the remaining unamortized balance was expensed to interest.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

On February 16, 2005, JDCO granted fully vested, six year warrants to purchase 1,000 shares of common stock at an exercise price of $3.38 per share as additional consideration for the issuance of a $300,000 convertible note. At February 16, 2005, the Company calculated the value of these warrants using the Black-Scholes model based on the following assumptions: a risk-free rate of 3.85%, volatility of 104%, estimated life of 1 ½ years and a fair market value of $1.70 per share. The value of these warrants was $1,700. These warrants were converted to common stock on a cashless basis prior to the reverse merger.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation
From time to time, in the normal course of business, the Company is subject to routine litigation incidental to its business. Although there can be no assurances as to the ultimate disposition of any such matters, it is the opinion of management, based upon the information available at this time, that there are no matters, individually or in the aggregate, that will have a material adverse effect on the results of operations and financial condition of the Company.

Related Party Transactions
The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the CEO and President of the Company. There is no on going commitment to purchase coffee from Landgrove and the Company can end its association with them at any time. As of December 31, 2006 the Company owes $35,444 for coffee purchases in 2006. The Company paid Landgrove $376,868 and $357,889 for the years ended December 31, 2006 and 2005 respectively. As of December 31, 2006, the Company had commitments to purchase whole coffee beans at a total cost of $3.69 per pound for its house & french roast blend and $3.44 per pound for espresso and other coffee beans. Landgrove Coffees currently pays JDCO Subsidiary a rebate of forty cents per pound for all franchisee coffee purchases from its franchisee in the Midwest.  JDCO Subsidiary, however, reserves the right to earn a profit on the sale of proprietary products of up to 20%.  For its fiscal year ended December 31, 2006, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $ 8,373 which represents approximately 10.45% of JDCO Subsidiary’s total revenues of $ 80,144.

Employment Agreements
The Company has a five year employment agreement with its chief executive officer. Under the agreement, he is entitled to an annual base salary of $205,900 per year and cash bonus to be determined by the Company, and is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California.

The Company has a five year employment agreement with the President/Chief Operating Officer. Under the agreement, he is entitled to an annual base salary of $199,800 per year and cash bonus to be determined by the Company, and is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California.

The Company has a five year employment agreement with its chief financial officer. Under the agreement, he is entitled to an annual base salary of $199,800 per year and cash bonus to be determined by the Company, and is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The Company has a two year employment agreement with an advisor. Under the agreement, he is entitled to an annual base salary of $84,000 per year and cash bonus to be determined by the Company, and is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California.

The Company has a two year employment agreement with its vice president of business development. Under the agreement, he is entitled to an annual base salary of $145,000 per year and cash bonus to be determined by the Company, and is entitled to a severance of up to six months base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, Charlotte, North Carolina.

The Company has a two year employment agreement with its director of business development. Under the agreement, he is entitled to an annual base salary of $120,000 per year and cash bonus to be determined by the Company and is entitled to a severance of up to six months base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, Charlotte, North Carolina.

Future commitments under employment agreements are as follows:

Base
2007	$957,093
2008	988,295
2009	646,679
2010	667,417
Thereafter	629,734

NOTE 14 - SUBSEQUENT EVENTS

On February 5, 2007 the Company entered into a Deposit Agreement and received a $100,000 deposit for the sale of rights to the Middle East and North Africa marketplaces to Java Universe, a Nevada LLC. The final agreement will be executed through a Master License Agreement for Java Universe to sell Java Detour franchises throughout the Middle East, North Africa and Switzerland as well as an option to the rights for a Master License Agreement in Vietnam. Java Universe will also receive a separate licensing agreement to license Java Detour products in Southern California. The final terms of the licensing agreements are being negotiated and are contingent upon all parties agreeing on the terms of the transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of December 31, 2006, our Chief Executive Officer and our Chief Financial Officer performed and evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures are effective in timely alerting them to material information relating to Java Detour, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in internal control over financial reporting

On November 30, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with our wholly-owned subsidiary Java Acquisition Co., Inc. (“Merger Sub”) and JDCO, pursuant to which we acquired JDCO in a reverse merger transaction wherein Merger Sub merged with and into JDCO, with JDCO being the surviving corporation, and the shareholders of JDCO exchanging their shares of JDCO common stock for shares of Java Detour common stock (the “Merger”). Pursuant to the Merger Agreement, we issued an aggregate of 16,000,000 of our common stock in exchange for all of the issued and outstanding securities of JDCO. Following the Merger, the sole business conducted by our company is the business conducted by JDCO prior to the Merger, and all of the officers and directors of JDCO became the officers and directors of our company. Also, as a result of the Merger, the internal control over financial reporting utilized by JDCO prior to the Merger became the internal control over financial reporting of our company.

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other then the changes described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following individuals constitute our Board of Directors and executive management and were appointed to their current positions as of the close of the Merger on November 30, 2006:

Name	Age	Positions
Michael Binninger	40	Chief Executive Officer and Chairman of the Board of Directors
Steven Binninger	39	Chief Operating Officer, President and Director
Ronald Sands	41	Chief Financial Officer, Secretary and Director

Michael Binninger has been Chief Executive Officer since inception. Mr. Binninger graduated from the University of California Berkeley. His direct responsibilities include overall company strategic planning, company expansion, real estate acquisition and brand development. He oversees all site selection, lease and purchase negotiations, and construction of new Java Detour® locations. In 2003, Mr. Binninger led the creation of our joint venture agreement with First Street Ventures under which First Street Ventures built out five new stores. More recently he led the negotiations that resulted in Pavilion Development signing on to build 30 stores over the next 36 months in Texas, North Carolina and Florida. Mr. Binninger also led the negotiations with Focus Brands to incorporate Cinnabon Express locations into existing and future Java Detour® stores.

Steven Binninger has been President and Chief Operating Officer since inception. Mr. Binninger graduated with honors from the University of Idaho Business School. In addition to overseeing all store operations and quality control, he is also responsible for new store set-up and operational design, equipment selection and layout. Mr. Binninger develops all proprietary products and drink recipes. He directed the development of Java Detour®’s proprietary chocolate syrups to improve product quality and streamline beverage operations, and laid the groundwork for our company’s wholesale business. He also oversees all aspects of our coffee roasting operations.

Ronald Sands, has been our Chief Financial Officer and Secretary since 2001. Mr. Sands graduated with honors from Menlo College in Atherton, California. He is responsible for identifying and utilizing all capital resources, in addition to directing financing and investing activities. Mr. Sands oversees all product pricing, vendor negotiations and daily accounting procedures for our company. Prior to joining us, Mr. Sands was employed by Charles Schwab and was named national Manager of the Year for employee development in 2000.

Advisory Board

In addition to the directors and executive officers listed above, the following individuals make significant contributions to our company as members of our advisory board.

Sidney J. Feltenstein and his partners recently acquired the restaurant chains Del Taco and Captain D’s. He is a board member of Focus Brands (owners of the Cinnabon brand). He was previously Chief Executive Officer of Yorkshire Global Restaurants, Inc. (holding company for A&W Restaurants, Inc. and Long John Silver's Restaurants, Inc.) before he helped orchestrate the sale of A&W and Long John Silver’s to Yum Foods. Mr. Feltenstein began his career at the Procter and Gamble Company. In 1972 he joined Dunkin’ Donuts and spent 12 of his 19 years as Chief Marketing Officer. In 1992 he became Executive Vice President of Worldwide Marketing for the Burger King Corporation and is widely credited for reversing an eight year decline in customer traffic. He left Burger King in 1994 to form Yorkshire Global Restaurants. In 2000 Mr. Feltenstein was the recipient of the prestige’s International Franchise Associations Entrepreneur of the Year Award.

Paul F.  Klapper is currently serving as Manager for three private equity funds and has assisted in the start-up of many new businesses including one major retail coffee chain.  Mr. Klapper was responsible for the start-up funding and initial expansion capital of Pasqua Coffees of San Francisco. After receiving Mr. Klapper’s expansion funding, Pasqua later became and acquisition candidate and was eventually bought by Starbucks Coffee. Mr. Klapper served as a director and shareholder of Yorkshire Global Restaurants, which owned the brand names of A&W Restaurants, Inc. and Long John Silver's Restaurants, Inc. Mr. Klapper has been involved with a significant number of properties in San Francisco, Boston, Houston and other cities.  The most recent development was a Class A high rise office building (approximately 500,000 square feet) in downtown Honolulu. Most recently, Mr. Klapper and his affiliated companies, PFK Acquisition Company I, LLC and PFK Acquisition Group II, LLC have been involved as principals and advisors for the purchase of approximately $500 million in institutionally owned properties and companies.

Andrew Cherng as founder and director of Panda Express, continues to head the privately held company, Panda Restaurant Group. The Panda Restaurant Group operates a successful portfolio of restaurants including Panda Express, Panda Inn, and Hibachi-San. The Panda Restaurant Group is one of the largest family-owned restaurant chains in the world and has over 800 restaurants covering 34 states, Puerto Rico and Japan.

Family Relationships

Michael Binninger and Steven Binninger are brothers. Other than the foregoing, there are no family relationships among the individuals comprising our Board of Directors, management or other key personnel.

Committees of the Board of Directors

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain such committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system. We intend to charter audit, nominating and compensation committees in the near future.

Director Compensation

We did not and we do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance.

Our securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, our directors and officers and holders of 10% or more of our common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Our current officers, directors and beneficial holders of 10% or more of our equity securities became subject to such requirement and to date, based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to us during our most recent fiscal year, none of our officers or directors has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year. However, Absolute Return Europe Fund and European Catalyst Fund, each holders of 10% or more of our common stock, did not file their respective Form 3 reflecting their acquisition of such an equity position in our company.

Code of Ethics.

As of December 31, 2006, we had not yet adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as there was previously a lack of perceived need for such a code by MediaUSA, and such a code was not required for JDCO. As of March 27, 2007, our Board of Directors unanimously approved a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to all directors, officers and executive employees, including our Chief Executive Officer and Chief Financial Officer. The purpose of the Code of Ethics is to promote honest and ethical conduct. The Code of Ethics is filed as Exhibit 14.1 to this Annual Report, and is also available in print, without charge, upon written or telephonic request to our headquarters. Any amendments to or waivers of the Code of Ethics will be promptly posted on our website at www.javadetour.com or in a report on Form 8-K, as required by applicable laws.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation that we have recorded in each of the last two completed fiscal years for our principal executive officer, our two most highly compensated executive officers other than our principal executive officer whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation(1)	Total

Michael Binninger
Chief Executive Officer and	2006	$95,625	$5,000	$234,361	$13,808	$348,794
Chairmanof the Board	2005	131,987	-	-	7,200	139,187

Steven Binninger	2006	$64,472	$5,000	$234,361	$12,093	$315,926
Chief Operating Officer	2005	131,984		-	7,200	139,184

Ronald Sands	2006	$56,359	$5,000	$234,361	$19,855	$315,575
Chief Financial Officer	2005	109,945		-	7,200	117,145
_________
(1)                  Relates to annual car allowance, life and health insurance premiums

Employment Agreements

Each of Michael Binninger, Steven Binninger and Ronald Sands are parties to five-year employment agreements with JDCO expiring in November 2011 unless renewed upon mutual written consent, further to which each employee is paid an annual salary of $205,900, $199,800, and $199,800, respectively. Each employment agreement also contains a non-competition provision and provides for severance compensation in the event of termination without cause or upon a change of control. In the event that an executive officer of our company is terminated without cause or upon a change of control, such executive shall be entitled to receive as severance compensation his base salary at the rate payable at the time of such termination for a period of 12 months from the date of termination. Such executive shall also be entitled to accelerated vesting of any awards granted to the executive under our Equity Incentive Plan to the extent provided in the stock option agreement entered into at the time of such grant. Further, such executive shall be entitled to accelerated vesting of awards granted to the executive under our Equity Incentive Plan upon a change of control. In addition, we shall transfer to such executive all insurance policies maintained on the life or disability of the executive at no cost to the executive, to the extent that such policies permit transfer

Option Grants in 2006

Michael Binninger, Steven Binninger and Ronald Sands were each granted 213,055 non-statutory stock options in accordance with the terms of the Equity Incentive Plan on November 30, 2006. Such options were initially unvested with each optionee acquiring a vested interest in 25% of the options upon the optionee’s completion of one year of service measured from November 30, 2006 and the balance of the option shares vesting in a series of 25% increments on each anniversary date thereafter. The options are exercisable at a price of $1.10 and will expire at November 30, 2016.

The options are subject to accelerated vesting upon a change in control. If the options are to be assumed by the successor corporation (or the parent thereof) in connection with a change in control, then all the option shares will automatically vest in full on an accelerated basis so that the options will immediately become exercisable for all the option shares as fully vested shares and may be exercised for any or all of those shares as vested shares. The options will remain exercisable until the earlier of (1) the expiration date, or (2) the expiration of the one (1) year period measured from the date of the change in control.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended December 31, 2006, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price	Option Expiration Date

Michael Binninger Chief Executive Officer and Chairman of the Board	213,055	$1.10	11/30/2016

Steven Binninger Chief Operating Officer	213,055	$1.10	11/30/2016

Ronald Sands Chief Financial Officer	213,055	$1.10	11/30/2016
_________
(1)                   25% vest on November 30, 2007 with the balance vesting in 25% increments on each anniversary thereafter.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
All Directors (total of 3 persons)	-	-	-	-	-	-	-

For the year ended December 31, 2006, none of the members of our Board of Directors received compensation for his service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Supplemental Executive Retirement Plan

On October 9, 2006, our Board of Directors adopted a supplemental executive retirement plan through New York Life Executive Benefits, LLC (the “Retirement Plan”). Under the Retirement Plan, our participating employees (as designated by our Board of Directors) may elect to defer up to 100% or their salary and up to 100% of their bonus each year; such election must be made by December 31 of the preceding year in which the salary and bonus are earned. The first year for which deferrals may be made is the 2007 plan year. Any deferral made by a participating employee will only be permitted to the extent the election is implemented in a manner consistent with 409A of the Internal Revenue Code, as amended. Before the beginning of each plan year, a participating employee may elect to have amounts which will or may be contributed or credited to his or her account for the plan year be distributed either in a lump sum or in equal installments beginning at a specified date, which must be at least 2 years after the end of the fiscal year of deferral. In any event, the balance in a participating employee’s account shall be distributed in a lump-sum in the event of such employee’s death or Disability (as defined in the Retirement Plan). Pursuant to the terms of the Retirement Plan, we currently contribute $25,000 per quarter, beginning in the first quarter 2007.

Indemnification of Directors And Executive Officers And Limitations of Liability

Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to our company and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of nonmonetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws provide for the indemnification of our directors to the fullest extent permitted by the Delaware General Corporation Law. Our bylaws further provide that our Board of Directors has discretion to indemnify our officers and other employees. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or executive officer in connection with that proceeding on receipt of an undertaking by or on behalf of that director or executive officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the bylaws or otherwise. We are not, however, required to advance any expenses in connection with any proceeding if a determination is reasonably and promptly made by our Board of Directors by a majority vote of a quorum of disinterested Board members that (i) the party seeking an advance acted in bad faith or deliberately breached his or her duty to us or our stockholders and (ii) as a result of such actions by the party seeking an advance, it is more likely than not that it will ultimately be determined that such party is not entitled to indemnification pursuant to the applicable sections of our bylaws.

We have been advised that in the opinion of the Board of Directors, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than the our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. We have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

•	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date hereof are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Immediately prior to the closing of the Private Placement and the Merger, JDCO had outstanding 5,401,230 shares of common stock, no outstanding shares of preferred stock, 2,324,165 options to purchase shares of common stock and no warrants to purchase shares of common stock. Immediately after the closing of the Private Placement and Merger, we had 28,327,787 issued and outstanding shares of common stock, no outstanding shares of preferred stock, 2,324,165 options to purchase shares of our common stock and 5,020,000 warrants to purchase shares of common stock.

The following table sets forth certain information with respect to beneficial ownership of our common stock immediately after the closing of the Merger and Private Placement, based on 28,327,787 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;
•	Each executive officer;
•	Each director; and
•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Java Detour, Inc., 2121 Second Street, Building C, Suite 105, Davis, California, 95618.

Name and Address of Beneficial Owner	Title	Beneficially Owned Post-Merger	Percent of Class
Directors and Officers:
Michael Binninger	Chief Executive Officer and Chairman of the Board of Directors	3,474,465	12.3%

Steven Binninger	Chief Operating Officer, President and Director	3,474,465	12.3%

Ronald Sands	Chief Financial Officer, Secretary and Director	1,974,463	7.0%

All executive officers and directors as a group (3 persons)		8,923,393	31.5%

Five Percent Shareholders:
Absolute Return Europe Fund c/o Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212		4,375,000 (1)	15.0%

European Catalyst Fund c/o Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212	3,125,000 (2)	10.8%

Absolute Octane Fund c/o Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212	2,500,000 (3)	8.7%

Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212	2,418,403 (4)	8.4%

Absolute German Fund c/o Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212	1,875,000 (5)	6.5%

Paul F. Klapper 160 Spear Street, Suite #230 San Francisco, CA 94105	1,737,006 (6)	6.1%
______________
(1) As Chief Investment Officer and control person of Absolute Return Europe Fund, Florian Homm may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Homm disclaims beneficial ownership of the shares held by foregoing funds except to the extent of his proportionate pecuniary interest therein.

(2) As control person of European Catalyst Fund, Peter Irblad may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Irblad disclaims beneficial ownership of the shares held by foregoing funds except to the extent of his proportionate pecuniary interest therein.

(3) As control person of Absolute Octane Fund, Jens Peters may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Peters disclaims beneficial ownership of the shares held by foregoing funds except to the extent of his proportionate pecuniary interest therein.

(4) This amount includes (i) 1,918,403 shares of our common stock owned by Hunter World Markets, Inc. (“Hunter”) and its affiliates and (ii) warrants issued to Hunter currently exercisable into 500,000 shares of our common stock, but excludes 2,000,000 warrants issued to Hunter further to the Private Placement which are not exercisable until September 1, 2007, nine months from the date of issuance. Todd Ficeto is President, Chief Executive Officer, and control person of Hunter and may be deemed to have voting and investment power over the shares held by Hunter. Mr. Ficeto disclaims beneficial ownership of the shares held by Hunter except to the extent of his pecuniary interest therein.

(5) As control person of Absolute German Fund, Frank Siebrecht may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Siebrecht disclaims beneficial ownership of the shares held by the foregoing funds except to the extent of his proportionate pecuniary interest therein.

(6) This amount includes (i) 667,638 shares of our common stock owned by Paul F. Klapper, (ii) 89,396 shares of our common stock owned by PFK Development Group Ltd., a corporation for which Mr. Klapper is the sole shareholder, (iii) 498,677 shares of our common stock owned by Clydesdale Partners LLC, a partnership for which Mr. Klapper is one of two managers, and (iv) 481,298 shares of our common stock owned by The Klapper Family Trust, a trust for which Mr. Klapper is the trustee. As control person of PFK Development Group Ltd., Clydesdale Partners LLC and The Klapper Family Trust, Mr. Klapper may be deemed to have voting and investment powers for the shares held by the foregoing entities. Mr. Klapper disclaims beneficial ownership of the shares held by the foregoing entities except to the extent of his proportionate pecuniary interest therein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Interlocking Directorships

Upon closing of the Merger, JDCO became our wholly-owned subsidiary; we have interlocking executive and director positions with JDCO.

Director Independence

As we are quoted on Pink Sheets and not one of the national securities exchanges, we are not subject to any director independence requirements. None of our present directors qualifies as an independent director pursuant to Rule 10A-3 promulgated under the Exchange Act due to their affiliation with us as employees.

Reverse Merger

On November 30, 2006, we entered into the Merger Agreement with Merger Sub and JDCO, pursuant to which we acquired JDCO in a reverse merger transaction wherein Merger Sub merged with and into JDCO, with JDCO being the surviving corporation, and the shareholders of JDCO exchanging their shares of JDCO common stock for shares of our common stock on a 1-for-2.962 basis. The Merger closed on November 30, 2006 and JDCO became our wholly-owned subsidiary. As of the close of the Merger, Michael Binninger, Steven Binninger and Ronald Sands collectively own 31.5% of our issued and outstanding stock. Michael Binninger, Steven Binninger and Ronald Sands are officers and directors of JDCO.

We were originally incorporated in the State of Nevada on September 24, 1999. We had planned to operate as an internet based mortgage brokerage company, offering customers a convenient and efficient way to show for a new mortgage or refinance and existing mortgage. However, due to various licensing-related and other issues, we determined that we were not likely to be successful in the online mortgage brokerage business given our existing resources. At this time, we began assessing other business opportunities and eventually became aware of a business opportunity presented by JDCO, an unrelated private company. We began to consider and discuss the possibility of a business combination between our company and the shareholders of JDCO. Ultimately, we effected the Merger for various reasons, including:

•	access to the public capital markets;
•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;
•	the ability to use registered securities to make acquisition of assets or businesses;
•	increased visibility in the financial community;
•	enhanced access to the capital markets;
•	improved transparency of operations; and
•	perceived credibility and enhanced corporate image of being a publicly traded company.

After the Merger was concluded, we immediately reincorporated from the State of Nevada to the State of Delaware further to an 8-for-1 exchange ratio and changed our corporate name from Media USA.com, Inc. to Java Detour, Inc.

First Street Ventures LLC and the Company

We were parties to a Development Agreement with First Street Ventures dated October 14, 2003 (as amended, the “Development Agreement”), whereby First Street Ventures developed five turn-key stores under the Java Detour® brand during the 3-yr term of the Development Agreement. Pursuant to the terms of the Development Agreement and prior to the closing of the Merger, First Street Ventures received 295,455 shares of JDCO common stock from Michael Binninger, Steven Binninger and Ronald Sands as partial consideration for services provided therein; upon closing of the Merger, such shares were exchanged for 875,223 hares of Java Detour, Inc. common stock. For each store that First Street Ventures developed in connection with the Development Agreement, First Street Ventures formed an LLC (each, a “Project Entity”) to acquire the land and develop each such store, serving as the general partner for the Project Entity until completion and delivery of the store to our company. Upon the formation of each Project Entity, First Street Ventures issued membership interests constituting a 15% interest in such Project Entity to our other shareholders. Upon completion of each store developed by the Project Entities, First Street Ventures then sold each such Project Entity to an unrelated third party, such third party acquiring the land and developed store thereby becoming our landlord for that particular store. For its services rendered pursuant to the Development Agreement, First Street Ventures did not receive any consideration from us beyond the shares of our common stock and the 85% membership interest in each Project Entity.

Although we currently do not have an agreement with First Street Ventures to develop any stores, First Street Ventures is one of our preferred developers and we may enter into future agreements to build more stores with them. We believe that the Development Agreement was at fair market value and was on terms comparable to those that would have been reached in arms’ length negotiations had the parties been unaffiliated at the time of the negotiations.

Retail Store Acquisitions and Dispositions

Java Detour, LLC (predecessor in interest to JDCO) acquired our Citrus Heights store location from Steven Binninger pursuant to an Asset Purchase Agreement dated as of June 26, 2002 (the “Citrus Heights Agreement”). The terms of the Citrus Heights Agreement provided for a purchase price of $325,000, paid in part with a seven-year promissory note (the “Citrus Heights Note”) for the principal amount of $245,000 and secured by the Citrus Heights store location. The Citrus Heights Note was made on July 22, 2002 and accrued interest at a rate of 10% per annum. Immediately after the closing of the Merger, we paid off the principal amount outstanding on the Citrus Heights Note. We believe that the agreement to acquire the Citrus Heights store was at fair market value and was on terms comparable to those that would have been reached in arms’ length negotiations had the parties been unaffiliated at the time of the negotiations.

Loan Agreements

In January 2006, First Street Ventures made a loan to us guaranteed by Michael Binninger, Steven Binninger, and Ronald Sands, in the principal amount of $350,000 evidenced by a promissory note with interest accruing at a rate of 8% per annum. In October 2006, First Street Ventures entered into a Note Conversion Agreement with JDCO, whereby First Street Ventures agreed to accept 51,775 shares of JDCO’s common stock as partial satisfaction of JDCO’s obligations under the First Street note, thereby reducing the principal amount outstanding under the First Street note to $175,000. Immediately after the closing of the Merger, we paid the principal amount of $175,000 still outstanding under the First Street note to First Street Ventures.

Pursuant to a promissory note dated September 19, 2006 and maturing on July 1, 2007, Summit Bank extended a line of credit to us in the principal amount of $1,500,000, guaranteed by Michael Binninger, Steven Binninger, Paul F. Klapper and the Klapper Family Trust, each shareholders of our company. In consideration for the Klapper Family Trust’s and Paul F. Klapper’s guaranty of the Summit Bank line of credit, we agreed to (i) pay Paul F. Klapper $2,000 per month for 60 months beginning in August 2004; (ii) issue to the Klapper Family Trust warrants to acquire up to 72,072 shares of our common stock at an exercise price of $3.38 per share at any time within six years, such warrants exercised by the PFK Development Group Ltd. in October 2006; and (iii) execute a promissory note in favor of PFK Development Group Ltd. in the principal amount of $120,000, such note converted into 30,178 shares of JDCO’s common stock further to the Merger as satisfaction in full of JDCO’s obligations under the note.

In addition to guaranteeing the First Street note and Summit Bank line of credit, Michael Binninger and Steven Binninger also guaranteed several equipment and property leases entered into by our company.

In connection with an Agreement for the Purchase and Sale of Stock dated as of June 7, 2002, whereby Java Detour LLC, the predecessor in interest to JDCO, acquired from Michael Binninger and Steven Binninger all of their stock in Java Detour, a California corporation, JDCO executed two promissory notes, each dated June 7, 2002, in favor of Steven Binninger and Michael Binninger, respectively. The promissory notes were each made in the principal amount of $325,815, accruing interest at 10% per annum and due and payable on June 7, 2012. On October 11, 2006, JDCO entered into a Satisfaction Agreement for Promissory Notes with Michael Binninger and Steven Binninger, whereby Michael Binninger and Steven Binninger each agreed to accept $130,000 cash and 57,786 shares of JDCO’s common stock as satisfaction in full of JDCO’s obligations under the promissory notes. Such cash was paid to Michael Binninger and Steven Binninger upon the closing of the Merger.

We believe that our loan arrangements are at fair market value and are on terms comparable to those that would have been reached in arms’ length negotiations had the parties been unaffiliated at the time of the negotiations.

Java Detour Licensing Agreement

Pursuant to a Master Licensing Agreement (the “Java Detour Licensing Agreement”) dated as of August 1, 2002, JDCO granted Java Detour, a California corporation (“JDCO Sub”), an exclusive license to open and operate Java Detour® stores and to franchise others to do so as well. In June 2002, JDCO acquired all of the issued and outstanding stock in JDCO Sub and JDCO Sub became a wholly-owned subsidiary of JDCO. The term of the Java Detour Licensing Agreement is 10 years and JDCO Sub has the option to renew for two successive terms of 10 years each by written notice not less than 90 days prior to expiration. JDCO Sub currently pays JDCO a royalty equal to 75% of gross revenues received each month in connection with the Java Detour Licensing Agreement. We believe that our Java Detour Licensing Agreement is at fair market value and is on terms comparable to those that would have been reached in arms’ length negotiations had the parties been unaffiliated at the time of the negotiations.

Hunter World Markets, Inc. and the Company

In November 2006, Hunter World Markets, Inc. (“Hunter”) acquired 1,125,000 shares of our common stock from our then controlling stockholder for $225,000, said shares representing approximately 92.3% of our outstanding common stock prior to the Merger.

On August 30, 2006, JDCO executed a Term Credit Agreement with The Hunter Fund Limited, an affiliated entity of Hunter, for a $500,000 term loan (the “Bridge Financing”). In connection with the Bridge Financing, JDCO paid the Hunter Fund a bridge loan fee of $60,000 and a flat interest payment of $50,000. In addition, JDCO issued Hunter five-year warrants to purchase 500,000 shares of common stock at a per share exercise price of $0.60. The Bridge Financing was repaid with a portion of the proceeds of the Private Placement.

For its services as the placement agent, Hunter was paid a fee equal to 10% of the gross proceeds from the Private Placement. In addition, in conjunction with the Merger, Hunter earned five-year warrants to purchase 2,000,000 shares of common stock, exercisable nine months from the date of issuance at the same per share price of the warrants sold in the Private Placement. Further to the Private Placement and Merger, we also issued Hunter 793,403 shares of common stock for consulting services rendered. Upon the closing of the Merger and the Private Placement, Hunter and its affiliates beneficially own 2,418,403 shares of our common stock or approximately 8.4% of the common stock outstanding, which excludes shares underlying the 2,000,000 warrants issued to Hunter further to the Private Placement.

We believe that our arrangements with Hunter are at fair market value and are on terms comparable to those that would have been reached in arms’ length negotiations had the parties been unaffiliated at the time of the negotiations.

Landgrove Coffee Co.

We currently purchase all of our coffee beans from Landgrove Coffee Co., a company co-owned by John Binninger, brother of Michael Binninger and Steven Binninger, our Chief Executive Officer and Chief Operating Officer, respectively. We have an oral agreement for pricing for each 50,000 pounds purchased whereby we purchase whole coffee beans at the agreed upon price per pound on a net 30 basis. We do not have a binding commitment to purchase coffee from Landgrove Coffee and we can end our association with Landgrove Coffee at any time. We paid Landgrove Coffee $376,868 and $357,889 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had commitments from Landgrove Coffee to sell us whole coffee beans at a total cost of $3.69 per pound for our house & french roast blend and $3.44 per pound for espresso and other coffee beans. Additionally, Landgrove Coffee currently pays JDCO Subsidiary a rebate of $0.40 per pound for all coffee purchases from our franchisees in the Midwest.

Although we currently purchase our coffee exclusively from Landgrove Coffee, we have relationships with other roasters who are capable of supplying us with our coffee beans. We believe that our agreement with Landgrove Coffee is at fair market value and is on terms comparable to those that would have been reached in arms’ length negotiations had the parties been unaffiliated at the time of the negotiations.

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit

2.1
Merger Agreement dated November 30, 2006 by and among the Registrant (f/k/a Media USA.com, Inc.), Java Acquisition Sub Co. and JDCO, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
3.2	By-Laws of the Registrant of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
3.3	Certificate of Merger Effecting Reincorporation and Name Change (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
4.2	Share Registration Rights Agreement dated November 30, 2006 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
4.3	Warrant Share Registration Rights Agreement dated November 30, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
4.5	Specimen Common Stock Certificate of Registrant (Incorporated by reference to Exhibit 4.5 to Registrant’s Form SB-2 filed with the SEC on December 29, 2006)
10.1	Securities Purchase Agreement dated November 30, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
10.2	Lease Agreement dated September 16, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
10.3
Term Credit Agreement dated August 30, 2006 by and between JDCO, Inc. and The Hunter Fund Limited (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)

10.4
Employment Agreement dated November 27, 2006 by and between Michael Binninger and JDCO, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)

10.5
Employment Agreement dated November 27, 2006 by and between Steven Binninger and JDCO, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)

10.6
Employment Agreement dated November 27, 2006 by and between Ronald Sands and JDCO, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)

Exhibit Number	Description of Exhibit
10.7
Placement Agent Agreement dated August 30, 2006 by and between JDCO, Inc. and Hunter World Markets, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)

10.8	2006 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Amendment No. 1 to Form 10-SB filed with the SEC on February 14, 2007)
10.9	Form of Notice of Grant of Stock Option of the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
10.10	Form of Stock Option Agreement (including Addendum) of the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
10.11	Form of Stock Issuance Agreement (including Addendum) of the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
10.12	Form of Stock Purchase Agreement (including Addendum) of the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
10.13	Development Agreement (as amended) dated October 13, 2003 by and between JDCO, Inc. and First Street Ventures, LLC
10.14	Development Agreement dated August 11, 2006 by and between JDCO, Inc. and Pavilion Development Company
14.1	Java Detour, Inc. Code of Business Conduct and Ethics, adopted March 27, 2007
16.1
Letter from Spector & Wong, LLP dated December 8, 2006 to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)

21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1	Press Release dated December 5, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AJ. Robbins, PC, has provided audit services for us for the 2005 and 2006 fiscal years:

	2006 Fees	2005 Fees
Audit Fees (1)	$50,000	$105,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	$10,000	-
All Other Fees (4)	$14,259	-
Total	$74,259	$105,000

(1) “Audit Fees” consist of fees billed for professional services rendered for the audit of Java Detour, Inc.’s annual financial statements for the years ended December 31, 2006 and 2005, and for the review of our interim financial statements and services performed during 2006. We paid $95,000 for the audit of our financial statements for the year ended December 31, 2005, and $10,000 for the review of our interim financial statements included in the registration statement on Form 10-SB filed December 8, 2006. We estimate that we have incurred approximately $50,000 in fees for the audit of our financial statements for the year ended December 31, 2006.

(2) “Audit-Related Fees” consist of fees billed for professional services rendered by AJ. Robbins, PC, for the years ended December 31, 2006 and 2005 reasonably related to the performance of the audit review that are not otherwise reported under Audit Fees. The Company did not incur any Audit-Related Fees for the fiscal years ended December 31, 2006 and 2005.

(3) “Tax Fees” consist of fees billed for professional services rendered by AJ Robbins, PC, for services rendered in connection with tax compliance, tax advice and tax planning. The Company paid approximately $10,000 in Tax Fees for the year ended December 31, 2006. The Company did not incur any Tax Fees For the year ended December 31, 2005.

(4) “All Other Fees” consist of fees billed for professional services rendered by AJ. Robbins, PC, for services rendered that are not otherwise reported above. For the year ended December 31, 2006, the Company paid $14,259 for services rendered in connection with the review of our Current Form 8-K filed on December 8, 2006 and travel-related costs. The Company did not incur any Other Fees for the year ended December 31, 2005.

Pre-Approval Policy

From inception to date, we have not had an audit committee. Our Board of Directors as a whole pre-approves all services provided by AJ. Robbins, PC. Prior to the engagement of AJ. Robbins, PC, for any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence of AJ. Robbins, PC, as our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on April 2, 2007.

JAVA DETOUR, INC.

/s/ Michael Binninger Michael Binninger Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Ronald Sands Ronald Sands Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Binninger	Chief Executive Officer and Chairman of the Board	April 2, 2007

/s/ Ronald Sands	Chief Financial Officer	April 2, 2007

/s/ Steven Binninger	Chief Operating Officer	April 2, 2007