Form 10QSB
period 2007-03-31
JAVA DETOUR INC.
filed 2007-05-21
CIK 1122887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-52357

JAVA DETOUR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5968895 (I.R.S. Employer Identification No.)

2121 Second Street Building C, Suite 105 Davis, CA (Address of principal executive offices)	95618 (Zip Code)

(530) 756-8020
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 28,327,787 shares outstanding of registrant’s common stock, par value $.001 per share, as of May 1, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

JAVA DETOUR, INC.
FORM 10-QSB QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information required by this Item 1 is incorporated by reference to the unaudited financial statements beginning at page F-1 of this quarterly report.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Java Detour, Inc included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,883,539
Accounts receivable, net	463,621
Current portion of notes receivable	43,641
Inventories	52,369
Prepaid expenses	108,498
Total current assets	4,551,668

NONCURRENT ASSETS:
Notes receivable, net of current portion	400,830
Property and equipment, net	5,126,164
Intangibles	21,452
Prepaid expenses	12,318
Deferred tax assets	485,647
Other assets	72,104

TOTAL ASSETS	$10,670,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$374,228
Accounts payable, related party	41,151
Deferred revenue	464,902
Notes payable	55,369
Capital lease obligations	241,065
Contingent liability for registration rights agreement	150,000
Accrued expenses and other current liabilities	302,995
Total current liabilities	1,629,710

Notes payable, net of current portion	942,166
Capitalized leases obligations, net of current portion	707,561
Deferred rent	260,960
Total liabilities	3,540,397

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000 shares authorized;
28,327,787 shares issued and outstanding	28,328
Additional paid in capital	14,817,430
Accumulated deficit	(7,715,972)
Total stockholders’ equity	7,129,786

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,670,183

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
OPERATING REVENUES:
Sales and other operating revenues, net	$1,595,482	$1,501,743
Cost of sales	(511,539)	(411,127)
Gross profit	1,083,943	1,090,616

OPERATING EXPENSES:
Store operating expenses	1,104,288	730,430
Selling, general and administrative expenses	989,713	234,632
Depreciation	126,227	94,082

Total operating expenses	2,220,228	1,059,144

INCOME (LOSS) FROM OPERATIONS	(1,136,285)	31,472

OTHER INCOME/(EXPENSE):
Other income	46,267	22,731
Interest expense	(72,567)	(179,582)
Other expenses	(2,784)	(3,283)
Total other income/(expense)	(29,084)	(160,134)

NET (LOSS) BEFORE INCOME TAXES	(1,165,369)	(128,662)

INCOME TAX (EXPENSE) BENEFIT	(2,400)	3,996

NET (LOSS)	$(1,167,769)	$(124,666)

PREFERRED STOCK DIVIDENDS	-	(14,979)

NET LOSS ATTRIBUTED TO COMMON
STOCKHOLDERS	$(1,167,769)	$(139,645)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.04)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
BASIC AND DILUTED	28,327,787	10,875,460

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:	2007	2006
Net income (loss)	$(1,167,769)	$(124,666)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	126,227	94,082
Loss on disposal of fixed assets	1,939	2,421
Amortization of beneficial conversion feature	-	4,951
Value of options granted to employees	100,858	-
Amortization of fair value of warrants granted in connection with issuance of preferred stock		3,710
Changes in operating assets & liabilities
Accounts receivable	(10,053)	8,572
Inventories	16,592
Prepaid expenses	(52,508)	(54,285)
Deferred tax assets	-	(3,996)
Other assets	(14,249)	11,637
Accounts payable	19,495	136,998
Accounts payable related party	5,707	-
Deferred revenue	100,000	-
Accrued expenses and other current liabilities	(16,878)	(9,279)
Deferred rent	20,440	13,772
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(870,199)	83,917

CASH FLOW FROM (TO) INVESTING ACTIVITIES
Purchase of property and equipment	(103,443)	(451,618)
Payments received on notes receivable	-	2,332
Intangible assets	(15,852)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(119,295)	(449,286)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Advances to shareholders	-	(108,578)
Payment of offering cost	-	20,444
Principal repayments of notes payable	(9,720)	(6,986)
Principal repayments of capital lease obligations	(55,396)	(33,124)
Principal repayments of lines of credit	-	(1,735)
Principal repayments of related party notes payable	-	413,191
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(65,116)	283,212

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,054,610)	(82,157)
Cash and cash equivalents, at beginning of period	4,938,149	124,466
	$3,883,539	$42,309
CASH AND CASH EQUIVALENTS, AT END OF PERIOD
NONCASH INVESTING AND FINANCING ACTIVITY:
Acquisition of property and equipment under capital leases	-	$165,130
Acquisition of property and equipment under a note payable	$26,111	-
Value of options granted to master licensee	$410,098	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$71,139	$126,313
Cash paid for income taxes	$2,400	$1,600

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Java Detour, Inc. (formerly known as Media USA.com, Inc. and referred to herein as the “Company” or “Java Detour”) operates through its wholly-owned subsidiary JDCO, Inc., a California corporation (“JDCO”). The Company sells high-quality gourmet coffees, whole leaf teas, cold-blended beverages, fresh fruit smoothies and select baked goods to its customers from uniquely designed retail stores specialized in providing fast and convenience customer service. Java Detour, a California corporation (“JDCO Subsidiary”) and a wholly owned subsidiary of JDCO, is a franchisor of Java Detour cafés, with four franchised outlets in the north central United States. As of March 31, 2007, there were 14 company-owned stores and 4 franchised stores.

On November 30, 2006, Java Detour, its wholly-owned subsidiary Java Acquisition Co., Inc. (“Merger Sub”) and JDCO entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which JDCO would be acquired by Java Detour in a reverse merger transaction wherein Merger Sub would merge with and into JDCO, with JDCO being the surviving corporation, and the shareholders of JDCO would exchange their shares of JDCO common stock for shares of Java Detour common stock (the “Merger”) on a 2.962-for-1 basis. On November 30, 2006, the Merger closed and JDCO became a wholly−owned subsidiary of the Company. The Company changed its name from Media USA.com, Inc. to Java Detour, Inc. and reincorporated in the state of Delaware further to an 8-for-1 exchange ratio. All references to common stock shares and per share amounts have been retroactively restated to reflect the share exchange as if the exchange had taken place as of the beginning of the earliest period presented.

The Merger was accounted for as a recapitalization of JDCO and the consolidated financial statements presented herein are those of JDCO.

Basis of Presentation
These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2006 included in the Company’s Annual Report on Form 10‑KSB for that year, as it may be amended. The results for the three-month interim period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Principles of Consolidation
The financial statements reflect the consolidation of JDCO and JDCO Subsidiary, wholly-owned subsidiaries of Java Detour, and all material intercompany transactions have been eliminated.

Employee Benefit Plans
The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. The plan commenced in 2007 and permits employees to contribute between 1% and 90% of their salaries. The Company has elected to provide discretionary matching contribution in which it may, in its sole discretion, contribute and allocate to participating employees, a percentage of their annual contributions. The discretionary matching contribution, if any, is determined at the end of each calendar year.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year’s presentation, none of which had an impact on total assets, stockholders’ equity, net loss, or net loss per share.

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

The Company primarily operates its stores in California and Nevada and generated approximately 82.7% of its revenues in California in the three months ended March 31, 2007.

Accounts Receivable
Accounts receivable are stated at amounts due from customers or individuals net of an allowance for doubtful accounts. Accounts longer than the contractual payment terms are considered past due.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments.  The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience. At March 31, 2007 the allowance for doubtful accounts balance was $0.

Due from Stockholders
Prior to becoming a reporting company with the United States Securities and Exchange Commission (“SEC”), the Company made advances to certain of the Company's original stockholders. These advances were non-interest bearing and payable upon the demand of the Company. The stockholders have repaid these advances during 2006.

Notes Receivable
Notes receivable are stated at amounts due from an individual that acquired the assets of a store. The Company routinely evaluates the collectability of the notes to determine if there is any risk of default.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment was recorded during the three months ended March 31, 2007 and March 31, 2006, respectively.

Deferred Rent
For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $260,960 at March 31, 2007. The liability will be satisfied through future rental payments.

Income Taxes
The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” The Company records deferred income tax assets and liabilities based up the difference between the financial statement and income tax bases of assets and liabilities using enacted income tax rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the taxes paid and payable for the period and the change during the period in the net deferred income tax assets and liabilities.

Revenue Recognition

Initial Franchise Fees
Initial franchise fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45 “Accounting for Franchise Fee Revenue.” SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Franchise Agreement, which usually occurs at the commencement of operations of the individual location, unless it can be demonstrated that substantial performance has occurred before this time. There was no initial franchise fee income for the three months ended March 31, 2007 and 2006, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Area Development Fees
Area development fee income is recognized in accordance with SFAS 45 on a pro rata basis of the required quota of stores to be opened upon the Company’s material and substantial obligations under its area development agreement which usually occurs upon the Company’s approval of applicants to become franchisees provided by the area developer. There was no area development fee income from the Company’s franchisee in the Midwest for the three months ended March 31, 2007 and 2006, respectively.

Master License Agreement Fees
Master license agreement fee income is recognized as revenue in accordance with SFAS 45. SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the agreement have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Master License Agreement, which usually occurs at the completion of operations training for the Master Licensee. There was no master license agreement fee income for the three months ended March 31, 2007 and 2006, respectively.

Royalties
Royalty income of 3% of defined net sales is earned based on sales by franchisees and is recognized monthly as revenue when the related sales are reported to the Company. Additionally, the Company may receive a rebate or charge a mark-up for delivered supplies and coffee. Royalty income amounted to $9,825 and $9,161 for the three months ended March 31, 2007 and 2006, respectively.

Promotional Fund Fees
Promotional fund fee income of 1% of defined net sales is earned based on sales by franchisees, and is deferred until the promotional fund fee expenses are incurred by the Company. Promotional fund fee income amounted to $3,275 and $3,054 for the three months ended March 31, 2007 and 2006, respectively.

Retail Revenues
Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Retail revenues amount to $1,582,382 and $1,489,528 for the three months ended March 31, 2007 and 2006, respectively.

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

Rewards/Gift Cards
Revenues from the Company’s stored value cards, such as the Java Detour rewards/gift card, are recognized when tendered for payment or upon redemption. Outstanding customer balances are included in “Accrued expenses and other current liabilities” on the accompanying consolidated balance sheet. There are no expiration dates on the Company’s rewards/gift cards and Java Detour does not charge any service fees that cause a decrement to customer balances. As of March 31, 2007 the Company has recorded $143,577 in accrued expenses and other current liabilities for the stored value cards.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

While the Company will continue to honor all stored rewards/gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Other income.” The Company recognized $0 and $13,402 for the three months ended March 31, 2007 and 2006, respectively.

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

Earnings Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2007, the Company had 7,924,165 of potential dilutive securities. The Company’s potential dilutive securities include 2,924,165 stock options that are exercisable between $1.00 and $1.10 per share for the purchase of common stock and 5,020,000 warrants that are exercisable between $0.60 and $2.00 per share for the purchase of common stock. At March 31, 2006, the Company had 1,337,965 of potential dilutive securities included 191,254 warrants, 295,454 shares that are issuable upon the conversion of JDCO's Series A Convertible Preferred Stock, 762,500 shares of common stock issuable upon the conversion of 50% of outstanding convertible notes at $1.00 per share and 88,757 shares of common stock issuable upon the conversion of JDCO's $300,000 related party convertible note into Series B Convertible Preferred Stock and the further conversion of the Series B Preferred Stock into common stock. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the three months ended March 31, 2007 and 2006 were $95,351 and $6,926, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before March 31, 2007, which are applicable to the Company.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2007 include rebate balances and balances due from lessees, franchisees and master licensees totaling $463,621. See Note 12.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2007:

Land	$425,000
Site preparation and engineering	47,434
Buildings	2,042,525
Leasehold improvements	2,203,524
Signs	489,764
Store equipment	1,130,840
Other equipment, furniture, and vehicles	470,189
Total	6,809,276
Less accumulated depreciation	(1,683,112)
Property and equipment, net	$5,126,164
Depreciation expense for the quarters ending March 31, 2007 and 2006 was $126,227 and $94,082, respectively. Accumulated depreciation for assets under capital leases was $312,371 at March 31, 2007. Depreciation expense for the assets under capital leases was $46,638 and $25,884 for quarters ended March 31, 2007 and 2006, respectively.

NOTE 4 - INTANGIBLE ASSETS

Other intangible assets consist of the following at March 31, 2007:

Franchise operating manuals	21,452
Total	$21,452

The Company has evaluated the intangible assets for impairment and has estimated that $21,452 of the carrying value will be recoverable from its estimated future cash flows.

NOTE 5 - NOTES RECEIVABLE

During 2005, the Company sold one of its Bakersfield, California locations to an unrelated third party for a note receivable in the amount of $450,368. The term of the note is for ten years and bears interest at the rate of 6% annually. As of March 31, 2007, $444,471 was still owed to the Company under this note, of which $43,641 is due over the next twelve months and $25,702 is past due. In addition, the Company paid other fees, such as property taxes on behalf of the new store owner in exchange for a note receivable in the amount of $6,250. As of March 31, 2007 the entire balance is still due the Company.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 6 - LONG-TERM OBLIGATIONS

 Long-term obligations, excluding capital leases, consist of the following:
2007
Notes payable to a bank, payable in monthly installments with interest at Prime Rate plus 1.75% (10.00% at March 31, 2007), maturing in 2021 through 2029, secured by the property and equipment at four stores	$873,894
Notes payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (11.00% at March 31, 2007), maturing in 2009, secured by substantially all the Company’s assets	75,530
Term loans from vehicle dealer, payable in monthly installments with fixed interest rates of 7.69% and 2.74% maturing in 2011 and 2010, secured by two vehicles	48,111
Total notes payable	$997,535
Less current portion	55,369
Long-term obligations	$942,166

Scheduled annual maturities of long-term obligations, excluding capital leases, are as follows:

2008	$68,563
2009	55,430
2010	45,548
2011	32,820
Thereafter	739,805

Total	$942,166

NOTE 7 - LEASE COMMITMENTS

The Company currently has 30 capital leases. Approximately 60% of the leases have a 60-month term with a $1.00 buyout option after the final payment under the lease. The remaining leases have terms of either 36 or 48 months. Additionally, 7% of the leases required a 10% balloon payment at the beginning of the lease, and 3% call for a fair market buy out. All leases have either the final month prepaid or a single payment on account as a refundable security deposit. None of the leases have an escalation clause; however annual payments may vary slightly if there are changes to regional sales or property tax rates.

Capital lease obligations consist of the following:

2007
Lease for the land of the Red Bluff store site, on which payments, less interest at 10% per annum, are credited toward purchase of the land; expires in 2012 with options to extend by two six-year periods; full ownership would be attained in 2022 under present terms	$217,316
Leases for property and equipment at several store sites, expiring through 2010, a majority of the total balance guaranteed by two stockholders	731,310
Total	$948,626

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2011 through 2021. Included in these are 19 operating leases governing 12 of its stores (two for its San Francisco and San Rafael stores each), a 15th lease for a property it sublets in Bakersfield, a 16th on undeveloped land in Lincoln, CA and a 17th on land in Wisconsin that it plans to begin developing immediately. Additional leases exist for the Company’s headquarters in California and its sales office in North Carolina. The leases initially run for 5, 10 or 15 years and each store has between one and five-year extensions available. Seven leases have pre-established rent increase that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. Rent expense under operating leases totaled $229,798 and $176,679 for the three month periods ended March 31, 2007 and 2006.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Future minimum lease payments are as follows:

	Capital	Operating	Total
2007	$290,603	$720,082	$1,010,685
2008	369,842	1,019,251	1,389,093
2009	259,712	1,032,023	1,291,735
2010	126,648	993,798	1,120,446
2011	60,759	909,710	970,469
Thereafter	278,988	4,595,719	4,874,707

Total	$1,386,552	$9,270,583	$10,657,135
Less amounts representing interest	437,926
Present value of minimum lease payments	948,626
Less current portion	241,065

Total, net of current portion	$707,561

Depreciation expense for the assets under capital leases was $46,638 and $25,884 for quarters ended March 31, 2007 and 2006, respectively

NOTE 8 - LINES OF CREDIT

The Company has unused lines of credit with interest rates ranging from 13.5% to 15.0%. Total available credit under the lines of credit with Wells Fargo Bank is $100,000. Outstanding balances as of March 31, 2007 totaled $0.

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	March 31,
	2007	2006
Deferred income tax benefit for net operating losses	$-	$(3,996)
Current income tax expense	2,400	-

Income tax expense/(benefit), net	$2,400	$(3,996)

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2007 are as follows:

March 31, 2007
Net operating loss carry-overs for federal income taxes totaling $5,489,261, expiring in 2022 through 2026	$1,942,075
Net operating loss carry-overs for state of California income taxes totaling $5,316,320, expiring in 2012 through 2016	502,663
Total	2,444,738
Valuation allowance	(1,959,091)

Deferred tax assets, net	$485,647
The Components of deferred income tax expense (benefit) are as follows:

	March 31, 2007	March 31, 2006
Depreciation	$(5,776)	$(5,776)
Contingent liability for registration rights	10,839	-
Accrued vacation	-	(11,222)
Accrued officer salaries	-	5,215
Net operating loss carry forward	(233,482)	(31,178)
Increase in valuation allowance	228,419	38,965
Income tax (benefit)	$-	$(3,996)

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

	2007	2006
Tax benefit (expense) at federal statutory rates	$(396,225)	$(43,745)
Depreciation	4,584	4,584
Timing differences	206,339	14,417
Increase in valuation allowance	187,702	24,744
Income tax expense, net	$2,400	$-

At March 31, 2007, the Company has provided a partial valuation allowance for the deferred tax assets since management has determine that the realization of a portion of that asset is more likely than not.

NOTE 10 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. As of March 31, 2007, the Company does not have any shares of preferred stock outstanding. All transactions relating to preferred stock prior to the reverse merger were that of JDCO.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

As part of the private placement, the Company entered into a share registration rights agreement, whereby the Company agreed to register the shares of common stock sold in the placement. The agreement requires the Company to file a registration statement within 30 days of the closing and to have the registration statement declared effective within 120 days of the closing. If the Company fails to have the registration statement declared effective within 120 days, the Company must pay a prorated monthly penalty of 1.5% of the amount raised. The Company filed the registration statement on Form SB-2 to register 9,442,593 shares of the common stock sold in the Private Placement on December 29, 2006. The registration statement was not declared effective within 120 days of the closing.

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

In accordance with FSP EITF 00-19-2, on the date of the private placement, the Company reviewed the terms of the registration rights agreements and as of that date, the Company believed they would meet all of the required deadlines under both of the agreements. As a result, the Company did not record any liability associated with the registration rights agreement. The registration statement covering the shares issued in the private placement was not declared effective within the 120 day requirement. The Company received a 30 day waiver from the investors, which extends the deadline for the effectiveness of the registration statement to April 24, 2007. As a result the Company has determined that it is probable that the registration statement will be declared effective within 30 days of the extended deadline and has recorded a contingent liability of $150,000 representing one month of registration rights penalties. The Company will continue to review the progress of the effectiveness of the registration rights agreement and adjust the contingent liability accordingly. The Company continues to believe it will meet its deadlines for the registration and effectiveness of the stock underlying the warrant registration rights agreement and has not recorded any contingent liability associated with those shares.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

The warrants granted to the investors in the above private placement were treated as permanent equity pursuant to exemption from FAS 133.

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan

On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”).   Under the 2006 Plan, a total of 4,249,167 common shares are available for issuance through the grant of a variety of common share-based awards under the plan.  Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options.  As of March 31, 2007, there were 2,324,165 outstanding options under the 2006 Plan, all of which vest over a period of 4 years, and 1,325,002 shares are available for issuance.

Summary of Options Granted to Directors, Officers, Employees and Third Parties

The following table summarizes compensatory options granted to directors, officers, other employees and third parties for the periods or as of the dates indicated, both under the aforesaid stock plans and in the form of free-standing grants:
	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2006	2,324,165	$1.03
Exercised	0.00	$0.00
Cancelled	0.00	$0.00
Granted	0.00	$0.00
Exercisable, March 31, 2007	2,324,165	$1.03

The weighted average remaining contractual life of compensatory options outstanding for directors, officers, employees and third parties is 9.73 years at March 31, 2007.  The exercise prices for compensatory options outstanding for directors, officers, employees and third parties at March 31, 2007 were as follows:

Number of Options	Exercise Price
1,685,000	$1.00
639,165	$1.10

2,324,165

In accordance with FAS 123R, compensation expense of $100,858 was recognized as a result of the issuance of compensatory stock options issued to directors, officers and employees of the Company for the three months ended March 31, 2007. At November 30, 2006, the date of grant, the Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.75%, volatility of 130%, estimated life of 5 years and a fair market value of $1.00 per share. The total value of options granted was $2,017,159 and the unvested portion was $1,882,682.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

For compensatory options granted to directors, officers and employees during the three months ended March 31, 2007 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.00 and the weighted-average exercise price of such options was $1.00. No options were granted during the three months ended March 31, 2007, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

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

The Company had the following warrants outstanding to purchase common shares as of March 31, 2007:

2007
Warrants issued in conjunction with issuance of preferred stock	0
Warrants issued in conjunction with signature guarantee	0
Warrants issued in conjunction with issuance of promissory note	500,000
Warrants issued in conjunction with the issuance of securities	4,520,000

5,020,000

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Summary of Warrants Granted

The following table summarizes warrants granted for the three months ended March 31, 2007.
	Warrants	Weighted Average Exercise Price
Balance, December 31, 2006	5,020,000	$1.86
Exercised	-	$0.00
Cancelled	-	$0.00
Granted	5,020,000	$1.86
Balance, March 31, 2007	5,020,000	$1.86

Exercisable, March 31, 2007	5,020,000	$1.86

The weighted average remaining contractual life of the common share purchase warrants outstanding is 4.67 years at March 31, 2007.  The exercise prices for common share purchases warrants, outstanding at March 31, 2007 were as follows:

Number of Warrants	Exercise Price
500,000	$ 0.60
4,520,000	$ 2.00
5,020,000

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Related Party Transactions
The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the CEO and President of the Company. There is no on going commitment to purchase coffee from Landgrove and the Company can end its association with them at any time. As of March 31, 2007 the Company owes $41,151 for coffee purchases. The Company paid Landgrove $97,009 and $30,804 for the three months ended March 31, 2007 and 2006 respectively. As of March 31, 2007, the Company had commitments to purchase whole coffee beans at a total cost of $3.89 per pound for its house & french roast blend and $3.64 per pound for espresso and other coffee beans. Landgrove Coffees currently pays JDCO Subsidiary a rebate of forty cents per pound for all franchisee coffee purchases from its franchisee in the Midwest.  JDCO Subsidiary, however, reserves the right to earn a profit on the sale of proprietary products of up to 20%.  For three months ended March 31, 2007, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $2,016 which represents approximately 13.3% of JDCO Subsidiary’s total revenues of $15,116.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

The Company has a two year employment agreement with an advisor. Under the agreement, he is entitled to an annual base salary of $175,000 per year and cash bonus to be determined by the Company, and is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

Future commitments under employment agreements are as follows:
Base
2007	$786,961
2008	1,043,320
2009	646,679
2010	667,417
Thereafter	629,734

NOTE 12 - MASTER LICENSE AGREEMENT

On March 30, 2007 the Company entered into a Master License Agreement with Java Universe, LLC, a Nevada limited liability company, for the sale of rights to sell Java Detour franchises throughout the Middle East and parts of North Africa. The aggregate purchase price is $1.0 million, of which $100,000 was received as a deposit on February 5, 2007 and $400,000 is due and receivable as of March 31, 2007. The remaining balance of $500,000 will be receivable either when the Company registers as a franchisor in the Middle East and North Africa marketplaces or six months from the execution of the Master License Agreement, whichever occurs first. The initial $500,000 was recorded as deferred revenue. As an incentive to enter into the Master License Agreement, the Company has agreed to grant 600,000 options to purchase common shares at $1.00 per share to persons as designated by Java Universe, LLC. For accounting purposes the measurement date was determined to be the date of the agreement since consideration had been received. At that date the value of these options was determined to be $410,098. The Company calculated the value of the options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.54%, volatility of 134%, estimated life of 5 years and a fair market value of $.79 per share. The fair market value of the common shares was determined by a business valuation by an independent valuator as of March 25, 2007. The options were to immediately vest. As of March 31, 2007, the value of the options has been recorded as a reduction to unearned revenue and they will be subsequently recorded as a reduction to license fee revenues when they are earned. The options were initially to be granted under the 2006 Plan, of which all the shares approved for issuance under the 2006 Plan have been registered pursuant to an S-8 registration statement. It has been determined that the options do not qualify for issuance pursuant to the 2006 Plan and the S-8 registration. Instead, the Company intends to issue to Java Universe, LLC another form of derivative security. The security will then be revalued and the change in value will be recorded accordingly. Neither the previously discussed options nor any other derivative security has been issued by the Company pursuant to the Master License Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our Financial Statements, including the related notes thereto, and other financial information included herein. The information in this quarterly report includes forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. The following discussion and analysis of our financial condition and results of operation should be read together with the audited financial statements, and accompanying notes, and other financial information appearing elsewhere in this quarterly report and in our Form 10K-SB filed with the SEC for the year ended December 31, 2006.

Overview

We sell high quality gourmet coffees, whole leaf teas, cold blended beverages, fresh fruit smoothies and select baked goods primarily from company-owned and franchised retail stores. Our immediate goal is to capitalize on the success of our company-owned stores with a new national franchisee program that will help us expand the Java Detour® brand into new domestic and international markets. All of our store locations, whether company-owned or franchised, will continue to focus on our core business concepts: consistently providing superior quality, convenience and customer service to all of our customers. Our main source of revenue, our coffee and related retail beverages and food sales, accounted for more than 99.0% of our sales for the quarter ended March 31, 2007.

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

Recent Events

In March 2007, we sold the rights to franchise Java Detour® stores throughout the Middle East for $1.0 million pursuant to a master licensing agreement with Java Universe, LLC. Pursuant to the master licensing agreement, we also agreed, subject to board approval, to issue derivative securities to purchase 600,000 shares of our common stock at $1.00 per share.

On November 30, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with our wholly-owned subsidiary Java Acquisition Co., Inc. (“Merger Sub”) and JDCO, Inc. (“JDCO”), pursuant to which we acquired JDCO in a reverse merger transaction (the “Merger”) wherein Merger Sub merged with and into JDCO, with JDCO becoming our wholly-owned subsidiary and our sole business operations becoming that of JDCO. On November 30, 2006, the Merger closed and we also changed our corporate name from Media USA.com, Inc. to Java Detour, Inc. and reincorporated in the State of Delaware.

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

As compensation for securities sold in the Private Placement, Hunter received $1,000,000 as commissions and five-year warrants (the “Placement Agent Warrants”) to purchase 2,000,000 shares of our common stock, the terms of such warrants being the same as those issued to investors in the Private Placement except that the warrants issued to Hunter are exercisable nine months from the date of issuance and have a cashless exercise feature. As of the closing of the Merger, Hunter and its affiliates beneficially own 2,418,403 shares of our common stock, which includes (i) 1,125,000 shares acquired by Hunter prior to the Merger, (ii) 793,403 shares issued by us at the closing of the Merger for consulting services rendered and (iii) the Bridge Warrants issued to Hunter further to the Bridge Financing (described below) and convertible into 500,000 shares but excludes the Placement Agent Warrants convertible into 2,000,000 shares.

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

Intangible Assets - When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For intangible assets, impairment tests are performed annually and more frequently if facts and circumstances indicate that carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment was recorded during the three months ended March 31, 2007.

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

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2007 and 2006 in U.S. dollars:

	Three Months Ended March 31,
	2007		2006
	(in thousands)

Sales and other operating revenues	1,595		1,502
Cost of sales	512	32.1%	411	27.4%

Gross profit	1,084	67.9%	1,091	72.6%

Store operating expenses	1,104	69.2%	730	48.6%
Selling, general and administrative expenses	990	62.1%	235	15.6%
Depreciation	126	7.9%	94	6.3%

Total operating expenses	2,220	139.2%	1,059	70.1%

Income (loss) from operations	(1,136)	71.3%	31	2.1%

Other income and expenses
Other income	46	2.9%	23	1.5%
Interest expense	(73)	4.5%	(180)	12.0%
Other expenses	(3)	0.2%	(3)	0.2%

Net loss before income taxes	(1,165)	73.1%	(129)	8.6%

Income tax benefit, net	(2)	0.2%	4	0.3%

Net loss	(1,168)	73.3%	(125)	8.3%

Comparison of the Three Months ended March 31, 2007 to the Three Months ended March 31, 2006

Sales and other operating revenues for the three months ended March 31, 2007 were approximately $1.6 million, an increase of $0.1 million, or 6.2%, from sales and other operating revenues earned of approximately $1.5 million for the three months ended March 31, 2006. The primary reason for the increase in sales and other operating revenues earned was an increase in new store revenues of $0.2 million, partially offset by a decrease in same store revenues of $0.1 million.

Cost of sales for the three months ended March 31, 2007 was approximately $512,000, an increase of $101,000, or 24.6%, from approximately $411,000 for the three months ended March 31, 2006. The increase in cost of sales was primarily due to product costs associated with new stores of $78,000 and same store cost increases of $23,000. Cost of sales as a percentage of net sales for the three months ended March 31, 2007 was approximately 32.1%, which was an increase from 27.4% for the three months ended March 31, 2006.

Gross profit for the three months ended March 31, 2007 was approximately $1.1 million, as compared to $1.1 million for the three months ended March 31, 2006. Our gross profit for the three months ended March 31, 2007 was 67.9% as compared with 72.6% for the three months ended March 31, 2006.

Store expenses were approximately $1.1 million for the three months ended March 31, 2007, an increase of $0.4 million, or 51.2%, from approximately $0.7 million for the three months ended March 31, 2006. The increase was due to an increase of new store operating expenses of $0.3 million combined with increased same store operating expenses of approximately $0.1 million.

Selling and general administrative expenses were approximately $1.0 million for the three months ended March 31, 2007, an increase of approximately $0.8 million, or 321.8%, from approximately $0.2 million for the three months ended March 31, 2006. The increase was primarily due to increased salaries and benefits of approximately $0.2 million, stock based compensation expense of $0.1 million, increased professional fees and travel associated with the registration of our shares of approximately $0.3 million, increased professional fees associated with franchise registrations of approximately $0.1 million and other general administrative expenses of approximately $0.1 million.

Depreciation expenses for the three months ended March 31, 2007 was approximately $126,000 as compared to approximately $94,000 for the three months ended March 31, 2006. The increase of $32,000, or 34.0%, was primarily due to the depreciation on new store equipment.

Other income was approximately $46,000 for the three months March 31, 2007 as compared with approximately $23,000 of other income for the three months ended March 31, 2006. The increase of $23,000 was primarily due to interest on deposited funds.

Interest expenses for the three months ended March 31, 2007 was approximately $73,000, a decrease of $107,000 or 59.6%, from approximately $180,000 for the three months March 31, 2006. The decrease was primarily due to repayment of outstanding notes with funds from the offering.

Net loss for the three months ended March 31, 2007 was approximately $1.2 million, an increase of approximately $1.1 million from approximately $0.1 million for the three months ended March 31, 2006 for the reasons stated above.

Liquidity and Capital Resources

At March 31, 2007, we had total equity of approximately $7.1 million and had cash and cash equivalents of approximately $3.9 million. Prior to November 2006, we historically financed our business through investor loans, long-term bank loans and lines of credit and cash provided by operations.

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

On August 30, 2006, JDCO executed a Term Credit Agreement with The Hunter Fund Limited, an affiliated entity of Hunter, the placement agent in connection with the Private Placement, for a $500,000 term loan (the “Bridge Financing”). Immediately after the closing of the Merger and using proceeds from the Private Placement, we paid off the Bridge Financing in addition to paying the Hunter Fund a bridge loan fee of $60,000 and a flat interest payment of $50,000.

In November 2006, we received gross proceeds of $10.0 million in the Private Placement. Each investor in the Private Placement purchased shares of our common stock and five-year warrants to purchase 25% of the common stock purchased by such investor in the Private Placement. For its services as placement agent, Hunter received a fee equal to 10% of the funds placed in the Private Placement. Hunter also received, for nominal consideration, five-year warrants to purchase 2,000,000 shares of our common stock, exercisable nine months from the date of issuance at the same share price of the shares sold in the Private Placement. We also incurred legal and accounting expenses of approximately $270,000. After commission and expenses, we received net proceeds of approximately $8.75 million.

Net cash used in operating activities for the three months ended March 31, 2007 was approximately $0.9 million, as compared to approximately $84,000 provided by during the three months ended March 31, 2006. The change is primarily the result of operating losses of approximately $1.2 million for the three months ended March 31, 2007 partially offset by cash provided through changes in operating assets and liabilities of $0.1 million.

Net cash used by investing activities was approximately $0.1 million for the three months ended March 31, 2007, as compared to net cash used of approximately $0.4 million for the three months ended March 31, 2006. The decrease in cash used was primarily a result of equipment purchases in 2006 for store openings in Las Vegas, Nevada.

Net cash used by financing activities was approximately $65,000 for the three months ended March 31, 2007, as compared to cash provided in the amount of approximately $0.3 million for the three months ended March 31, 2006. The decrease in cash provided was primarily due to borrowings in 2006 by the Company from related parties of approximately $0.4 million, partially offset by payments due to the Company shareholders of approximately $0.1 million.

Our capital requirements, including development costs related to the opening of additional retail locations and expansion of our franchise retail operations, have been, and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords. During the remainder of 2007, we intend to expend approximately $0.6 million to continue to strategically expand our retail operations while also creating other outlets and distribution points for sales of our products. We believe that our current liquidity and resources will provide sufficient liquidity to fund our operations for at least 12 months.

Off-Balance Sheet Arrangements

None.

Change In Accountants

As previously reported on our Current Report on Form 8-K, dated December 8, 2006 effective as of November 30, 2006 concurrent with the closing of the Merger, the Board of Directors accepted the resignation of Spector & Wong, the independent registered public accounting firm for MediaUSA.com, Inc., and approved the engagement of AJ. Robbins, P.C., as our independent registered public accounting firm.

New Accounting Pronouncements

We have adopted all accounting pronouncements effective before March 31, 2007, which are applicable to us.

Seasonality

Historically, sales in the gourmet coffee industry have experienced variations from quarter-to-quarter due to the temperature changes in specific geographic areas , as well as from a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this quarterly report, including in the documents incorporated by reference into this quarterly report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the Merger on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Our ability to develop additional retail locations;
•	Our ability to establish and maintain a strong brand;
•	Protection of our intellectual property rights;
•	Our ability to expand our product line;
•	Development of a public trading market for our securities; and
•
The other factors referenced in this quarterly report, including, without limitation, under the section entitled “Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations.”

The risks included above are not exhaustive. Other sections of this quarterly report may include additional factors that could adversely impact our business and operating results. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this quarterly report to conform these statements to actual results or to changes in our expectations.

You should read this quarterly report, and the documents that we reference in this quarterly report and have filed as exhibits to this quarterly report with the Securities and Exchange Commission, completely and with the understanding that our actual future results, levels of activity, performance and achievements may materially differ from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as filed with the SEC on April 2, 2007.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of March 31, 2007, our Chief Executive Officer and our Chief Financial Officer performed and evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to Java Detour, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings involving our company or our assets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

______________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVA DETOUR, INC. (Registrant)

May 21, 2007	By:	/s/ Michael Binninger
Michael Binninger
Chief Executive Officer and Chairman of the Board