Form 10QSB/A
period 2007-03-31
JAVA DETOUR INC.
filed 2007-06-20
CIK 1122887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

There were 28,327,787 shares outstanding of registrant’s common stock, par value $.001 per share, as of June 15, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

JAVA DETOUR, INC.
FORM 10-QSB QUARTERLY REPORT

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-QSB/A is being filed by Java Detour, Inc. (the “Company”) to amend and restate Part I, Item 1 “Financial Information” of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on May 15, 2007 (the “Report”), to restate our financial statements and corresponding financial information for the quarterly period ending March 31, 2007.

The Company is restating the financial statements and corresponding financial information to correctly record the receipt of consideration from Java Universe, LLC pursuant to the Master License Agreement entered into on March 30, 2007. As an incentive to enter into the Master License Agreement, the Company originally agreed to grant options to Java Universe. The Report had previously reported the fair value of the options as a decrease to deferred revenue. Neither the original options intended to be issued nor the alternate form of derivative security has been granted and the terms are still to be agreed upon by both parties. As a result, we have determined the measurement date has not bee reached and we are amending the Report to remove the value of the options. This restatement gives effect to the proper recording of the consideration received during the quarterly period ended March 31, 2007.

A more complete discussion of this restatement is set forth in Note 12 to the unaudited interim financial statements included in Part I, Item 1 of this amendment to the Report.

This amendment to the Report does not alter any part of the Report except for the changes provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report other than as described in the preceding paragraphs. The filing of this amendment is not a representation that any statement contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information set fort in the other items of the Report, the remaining provisions of which have not been amended. Accordingly, this amendment to the Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Report on May 15, 2007.

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

1

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,883,539
Accounts receivable, net	463,621
Current portion of notes receivable	43,641
Inventories	52,369
Prepaid expenses	108,498
Total current assets	4,551,668

NONCURRENT ASSETS:
Notes receivable, net of current portion	400,830
Property and equipment, net	5,126,164
Intangibles	21,452
Prepaid expenses	12,318
Deferred tax assets	485,647
Other assets	72,104

TOTAL ASSETS	$10,670,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$374,228
Accounts payable, related party	41,151
Deferred revenue	875,000
Notes payable	55,369
Capital lease obligations	241,065
Contingent liability for registration rights agreement	150,000
Accrued expenses and other current liabilities	302,995
Total current liabilities	2,039,808

Notes payable, net of current portion	942,166
Capitalized leases obligations, net of current portion	707,561
Deferred rent	260,960
Total liabilities	3,950,495

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000 shares authorized;
28,327,787 shares issued and outstanding	28,328
Additional paid in capital	14,407,332
Accumulated deficit	(7,715,972)
Total stockholders’ equity	$6,719,688

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,670,183

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
OPERATING REVENUES:
Sales and other operating revenues, net	$1,593,466	$1,501,743
Cost of sales	(511,539)	(411,127)
Gross profit	1,081,927	1,090,616

OPERATING EXPENSES:
Store operating expenses	1,104,288	730,430
Selling, general and administrative expenses	989,713	234,632
Depreciation	126,227	94,082

Total operating expenses	2,220,228	1,059,144

INCOME (LOSS) FROM OPERATIONS	(1,138,301)	31,472

OTHER INCOME/(EXPENSE):
Other income	48,283	22,731
Interest expense	(72,567)	(179,582)
Other expenses	(2,784)	(3,283)
Total other income/(expense)	(27,068)	(160,134)

NET (LOSS) BEFORE INCOME TAXES	(1,165,369)	(128,662)

INCOME TAX (EXPENSE) BENEFIT	(2,400)	3,996

NET (LOSS)	$(1,167,769)	$(124,666)

PREFERRED STOCK DIVIDENDS	-	(14,979)

NET LOSS ATTRIBUTED TO COMMON
STOCKHOLDERS	$(1,167,769)	$(139,645)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.04)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
BASIC AND DILUTED	28,327,787	10,875,460

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:	2007	2006
Net income (loss)	$(1,167,769)	$(124,666)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	126,227	94,082
Loss on disposal of fixed assets	1,939	2,421
Amortization of beneficial conversion feature	-	4,951
Value of options granted to employees	100,858	-
Amortization of fair value of warrants granted in connection with issuance of preferred stock		3,710
Changes in operating assets & liabilities
Accounts receivable	(10,053)	8,572
Inventories	16,592	-
Deferred financing costs	-	20,444
Prepaid expenses	(52,508)	(54,285)
Deferred tax assets	-	(3,996)
Other assets	(14,249)	11,637
Accounts payable	19,495	136,998
Accounts payable related party	5,707	-
Deferred revenue	100,000	-
Accrued expenses and other current liabilities	(16,878)	(9,279)
Deferred rent	20,440	13,772
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(870,199)	104,361

CASH FLOW FROM (TO) INVESTING ACTIVITIES
Purchase of property and equipment	(103,443)	(451,618)
Payments received on notes receivable	-	2,332
Intangible assets	(15,852)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(119,295)	(449,286)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Advances to shareholders	-	(108,578)
Principal repayments of notes payable	(9,720)	(6,986)
Principal repayments of capital lease obligations	(55,396)	(33,124)
Principal repayments of lines of credit	-	(1,735)
Proceeds from related party notes payable	-	413,191
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(65,116)	262,768

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,054,610)	$(82,157)
Cash and cash equivalents, at beginning of period	4,938,149	124,466

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,883,539	$42,309

NONCASH INVESTING AND FINANCING ACTIVITY:
Acquisition of property and equipment under capital leases	-	$165,130
Acquisition of property and equipment under a note payable	$26,111	-
Value of options granted to master licensee	$410,098	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$71,139	$126,313
Cash paid for income taxes	$2,400	$1,600

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

Restatement

The Company is restating its interim financial statements and corresponding financial information for the three months ended March 31, 2007 to correctly record the receipt of consideration from Java Universe, LLC pursuant to the Master License Agreement entered into on March 30, 2007. As an incentive to enter into the Master License Agreement, the Company originally agreed to grant options to Java Universe. However, it has been determined that the Company will instead grant another form of derivative security to Java Universe. The Report had previously reported the fair value of the option of $410,098 as a decrease to deferred revenue with the corresponding credit to additional paid in capital. Neither the original options agreed upon nor the new form of derivative security has been granted and the terms are still to be agreed upon by both parties. As a result, the Company has determined the measurement date has not been reached and is amending the Report to remove the value of the options from deferred revenue and additional paid in captial. This restatement gives effect to the proper recording of the consideration received during the quarterly period ended March 31, 2007. See Note 12 for further discussion regarding this transaction.

Basis of Presentation
These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended. The results for the three-month interim period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

The Company primarily operates its stores in California and Nevada and generated approximately 83.4% of its revenues in California in the three months ended March 31, 2007.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Income Taxes
The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” The Company records deferred income tax assets and liabilities based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted income tax rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the taxes paid and payable for the period and the change during the period in the net deferred income tax assets and liabilities.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2006 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2006 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

The Company does not have any unrecognized tax benefits as of January 1, 2007 and March 31, 2007 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or March 31, 2007.

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

Earnings Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007, the Company had 7,924,165 of potential dilutive securities. The Company’s potential dilutive securities include 2,924,165 stock options that are exercisable between $1.00 and $1.10 per share for the purchase of common stock and 5,020,000 warrants that are exercisable between $0.60 and $2.00 per share for the purchase of common stock. At March 31, 2006, the Company had 1,337,965 of potential dilutive securities. These dilutive securities included 191,254 warrants, 295,454 shares issuable upon the conversion of JDCO’s Series A Convertible Preferred Stock, 762,500 shares of common stock issuable upon the conversion of 50% of outstanding convertible notes at $1.00 per share and 88,757 shares of common stock issuable upon the conversion of JDCO’s $300,000 related party convertible note into Series B Convertible Preferred Stock and the further conversion of the Series B Preferred Stock into common stock. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 4 - INTANGIBLE ASSETS

Other intangible assets consist of the following at March 31, 2007:

Franchise operating manuals	$21,452
Total	$21,452

The Company has evaluated the intangible assets for impairment and has estimated that $21,452 of the carrying value will be recoverable from its estimated future cash flows.

NOTE 5 - NOTES RECEIVABLE

During 2005, the Company sold one of its Bakersfield, California locations to an unrelated third party for a note receivable in the amount of $450,368. The term of the note is for ten years and bears interest at the rate of 6% annually. As of March 31, 2007, $444,471 was still owed to the Company under this note, of which $43,641 is due over the next twelve months and $25,702 is past due. In addition, the Company paid other fees, such as property taxes on behalf of the new store owner in exchange for a note receivable in the amount of $6,250. As of March 31, 2007 the entire balance of such note receivable is still due the Company.

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

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2011 through 2021. Included in these are 19 operating leases governing 12 of its stores (two for its San Francisco and San Rafael stores each), a 15th lease for a property it sublets in Bakersfield, a 16th on undeveloped land in Lincoln, CA and a 17th on land in Wisconsin that it plans to begin developing immediately. Additional leases exist for the Company’s headquarters in California and its sales office in North Carolina. The leases initially run for 5, 10 or 15 years and each store has between one and five-year extensions available. Seven leases have pre-established rent increase that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. Rent expense under operating leases totaled $229,798 and $176,679 for the three month periods ended March 31, 2007 and 2006, respectively.

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

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

	2007	2006
Tax benefit (expense) at federal statutory rates	$(396,225)	$(43,745)
Depreciation	4,584	4,584
Timing differences	206,339	14,417
Increase in valuation allowance	187,702	24,744
Income tax expense, net	$2,400	-

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

At March 31, 2007, the Company has provided a partial valuation allowance for the deferred tax assets since management has determine that the realization of a portion of that asset is more likely than not.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

The Company also entered into a warrant registration rights agreement, whereby the Company agreed to register the remaining shares of the common stock sold in the private placement, the shares underlying the warrants issued in the private placement and 4,418,403 shares of common stock which are owned by the placement agent and its affiliates. The agreement requires the Company to file a registration statement within 10 days of June 29, 2007 and to have the registration statement declared effective within 120 days of such filing. If the Company fails to have the registration statement declared effective within 120 days, the Company must pay a prorated monthly penalty of 1.5% of the amount raised.

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

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan

On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”).   Under the 2006 Plan, a total of 4,249,167 common shares are available for issuance through the grant of a variety of common share-based awards under the plan.  Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options.  As of March 31, 2007, there were 2,324,165 outstanding options under the 2006 Plan, all of which vest over a period of 4 years, and 1,925,002 shares are available for issuance.

Summary of Options Granted to Directors, Officers and Employees

The following table summarizes compensatory options granted to directors, officers and other employees for the periods or as of the dates indicated, both under the aforesaid stock plans and in the form of free-standing grants:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2006	2,324,165	$1.03
Exercised	0.00	$0.00
Cancelled	0.00	$0.00
Granted	0.00	$0.00
Balance, March 31, 2007	2,324,165	$1.03
Exercisable, March 31, 2007	0

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

The weighted average remaining contractual life of compensatory options outstanding for directors, officers and employees is 9.73 years at March 31, 2007.  The exercise prices for compensatory options outstanding for directors, officers and employees at March 31, 2007 were as follows:

Number of Options	Exercise Price
1,685,000	$1.00
639,165	$1.10

2,324,165

In accordance with FAS 123R, compensation expense of $100,858 was recognized during the three months ended March 31, 2007 as a result of the issuance of compensatory stock options issued to directors, officers and employees of the Company on November 30, 2006. At November 30, 2006, the date of grant, the Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.75%, volatility of 130%, estimated life of 5 years and a fair market value of $1.00 per share. The total value of options granted was $2,017,159 and the unvested portion was $1,882,682, which is expected to be recognized over a weighted average period of 4.67 years.

No compensatory options were granted to directors, officers and employees during the three months ended March 31, 2007 nor were any other options granted during such period.

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

The following table summarizes warrants granted for the three months ended March 31, 2007:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2006	5,020,000	$1.86
Exercised	-	$0.00
Cancelled	-	$0.00
Granted	5,020,000	$1.86
Balance, March 31, 2007	5,020,000	$1.86

Exercisable, March 31, 2007	5,020,000	$1.86

The weighted average remaining contractual life of the common share purchase warrants outstanding is 4.67 years at March 31, 2007.  The exercise prices for common share purchases warrants outstanding at March 31, 2007 were as follows:

Number of Warrants	Exercise Price
500,000	$0.60
4,520,000	$2.00
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

Related Party Transactions
The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the Chief Executive Officer and President of the Company. There is no on going commitment to purchase coffee from Landgrove and the Company can end its association with them at any time. As of March 31, 2007 the Company owes $41,151 for coffee purchases. The Company paid Landgrove Coffee $97,009 and $30,804 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company had commitments to purchase whole coffee beans at a total cost of $3.89 per pound for its house & french roast blend and $3.64 per pound for espresso and other coffee beans. Landgrove Coffee currently pays JDCO Subsidiary a rebate of $0.40 per pound for all franchisee coffee purchases from its franchisee in the Midwest.  The rebates are recorded as other income in the Company’s consolidated statements of operations. JDCO Subsidiary, however, reserves the right to earn a profit on the sale of proprietary products of up to 20%.  For three months ended March 31, 2007 and 2006, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $2,016 and $0, respectively.

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

The Company has a five year employment agreement with its President/Chief Operating Officer. Under the agreement, he is entitled to an annual base salary of $199,800 per year and cash bonus to be determined by the Company, and is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California.

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

NOTE 12 - MASTER LICENSE AGREEMENT

On March 30, 2007 the Company entered into a Master License Agreement with Java Universe, LLC, a Nevada limited liability company, for the sale of rights to sell Java Detour franchises throughout the Middle East and parts of North Africa. The aggregate purchase price is $1.0 million, of which $100,000 was received as a deposit on February 5, 2007 and $400,000 is due and receivable as of March 31, 2007. The remaining balance of $500,000 will be receivable either when the Company registers as a franchisor in the Middle East and North Africa marketplaces or six months from the execution of the Master License Agreement, whichever occurs first. The initial $500,000 was recorded as deferred revenue. As an incentive to enter into the Master License Agreement, the Company has agreed to grant 600,000 options to purchase common shares at $1.00 per share to persons as designated by Java Universe, LLC. The options were initially to be granted under the 2006 Plan, of which all the shares approved for issuance under the 2006 Plan have been registered pursuant to an S-8 registration statement. It has been determined that the options do not qualify for issuance pursuant to the 2006 Plan and the S-8 registration. Instead, the Company intends to issue to Java Universe, LLC another form of derivative security. The Company has not determined what derivative security will be issued to Java Universe; therefore for accounting purposes the Company determined the measurement date has not occurred and no value has been recorded for the derivative security that will be issued. The Company has a commitment to issue Java Universe these derivative securities and believes the terms and number of such derivative securities will be similar to what was originally agreed upon in the Master License Agreement. Once the Company has determined what derivative security will be issued and all other terms are agreed upon by both parties, the value of the derivative security will be recorded as a reduction to unearned revenue and they will be subsequently recorded as a reduction to license fee revenues when they are earned. Neither the previously discussed options nor any other derivative security has been issued by the Company pursuant to the Master License Agreement. The Company will recognize the revenue and the value of the derivative security that will be issued as a sales incentive upon the Company’s completion of all obligations to Java Universe, which includes the granting of the derivative security.

PART II-OTHER INFORMATION

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

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAVA DETOUR, INC. (Registrant)

June 20, 2007	By:	/s/ Michael Binninger
Michael Binninger
Chief Executive Officer and Chairman of the Board

3