Form 10QSB
period 2007-06-30
JAVA DETOUR INC.
filed 2007-08-14
CIK 1122887

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 28,327,787 shares outstanding of registrant’s common stock, par value $.001 per share, as of August 1, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

JAVA DETOUR, INC.
FORM 10-QSB QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information required by this Item 1 is incorporated by reference to the unaudited financial statements beginning at page F-1 of this quarterly report.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Java Detour, Inc. included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 and as may be amended.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,787,888
Accounts receivable, net	80,489
Current portion of notes receivable	62,032
Inventories	90,521
Investments	966,793
Assets available for sale	1,577,399
Deferred acquisition costs	29,374
Prepaid expenses	113,386
Total current assets	4,707,882

NONCURRENT ASSETS:
Notes receivable, net of current portion	382,439
Property and equipment, net	3,692,789
Intangibles	22,250
Prepaid expenses	12,318
Deferred tax assets	485,647
Other assets	67,104

TOTAL ASSETS	$9,370,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$600,732
Accounts payable, related party	14,096
Deferred revenue	932,000
Liabilities associated with assets available for sale	111,265
Notes payable	56,144
Capital lease obligations	249,203
Accrued expenses and other current liabilities	391,200
Total current liabilities	2,354,640

Notes payable, net of current portion	928,551
Capital lease obligations, net of current portion	642,399
Deferred rent	169,125
Total liabilities	4,094,715

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000 shares authorized;
28,327,787 shares issued and outstanding	28,328
Additional paid in capital	14,510,745
Unrealized gain/loss on investments	(25,431)
Accumulated deficit	(9,237,928)
Total stockholders’ equity	5,275,714

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,370,429

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
OPERATING REVENUES:	Three months ended	Three months ended	Six months ended	Six months ended
Sales and other operating revenues, net	$1,687,124	$1,621,518	$3,280,590	$3,123,261
Cost of sales	(587,626)	(478,512)	(1,099,165)	(889,639)
Gross profit	1,099,498	1,143,006	2,181,425	2,233,622

OPERATING EXPENSES:
Store operating expenses	1,306,683	809,293	2,410,971	1,539,723
Selling, general and administrative expenses	1,312,403	201,179	2,302,116	435,811
Depreciation	130,895	100,698	257,122	194,780

Total operating expenses	2,749,981	1,111,170	4,970,209	2,170,314

INCOME (LOSS) FROM OPERATIONS	(1,650,483)	31,836	(2,788,784)	63,308

OTHER INCOME/(EXPENSE):
Other income	67,219	199,383	115,502	222,114
Interest expense	(66,040)	(186,656)	(138,607)	(366,238)
Gain on registration rights agreement	150,000	-	150,000	-
Other expenses	(22,645)	(30,630)	(25,429)	(33,913)
Total other income/(expense)	128,534	(17,903)	101,466	(178,037)

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,521,949)	13,933	(2,687,318)	(114,729)

INCOME TAX (EXPENSE) BENEFIT	-	-	(2,400)	3,996

NET INCOME (LOSS)	$(1,521,949)	$13,933	$(2,689,718)	$(110,733)

OTHER COMPREHENSIVE (LOSS)
Unrealized loss on investments	(25,431)	-	(25,431)	-

COMPREHENSIVE INCOME (LOSS)	$(1,547,380)	$13,933	$(2,715,149)

PREFERRED STOCK DIVIDENDS	-	(14,979)	-	(29,958)

NET LOSS ATTRIBUTED TO COMMON
STOCKHOLDERS	$(1,521,949)	$(1,046)	$(2,689,718)	$(140,691)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.05)	$0.00	$(0.09)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
BASIC AND DILUTED	28,327,787	10,875,460	28,327,787	10,875,460

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:	2007	2006
Net income (loss)	$(2,689,718)	$(110,733)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	257,122	194,780
Loss on disposal of fixed assets	30,369	2,421
Amortization of beneficial conversion feature	-	9,902
Value of options granted to employees	204,271	-
Amortization of fair value of warrants granted in connection with issuance of preferred stock	-	7,419
Changes in operating assets & liabilities
Accounts receivable	(26,921)	6,329
Inventories	(38,009)	(4,168)
Deferred financing costs	-	40,888
Deferred acquisition costs	(29,374)	-
Prepaid expenses	(57,396)	(16,958)
Deferred tax assets	-	(3,996)
Other assets	(9,249)	13,866
Accounts payable	245,991	229,643
Accounts payable related party	(21,347)	-
Deferred revenue	557,000	-
Accrued expenses and other current liabilities	71,329	86,668
Contingent liability	(150,000)	-
Deferred rent	39,870	28,685
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,616,062)	484,746

CASH FLOW FROM (TO) INVESTING ACTIVITIES
Purchase of property and equipment	(390,336)	(700,641)
Payments received on notes receivable	-	4,699
Purchase of investments	(992,224)	-
Intangible assets	(16,650)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(1,399,210)	(695,942)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Advances to shareholders	-	(185,059)
Principal repayments of notes payable	(22,561)	(19,802)
Principal repayments of capital lease obligations	(112,428)	(80,434)
Principal repayments of lines of credit	-	(2,885)
Proceeds from related party notes payable	-	530,000
Proceeds from related party notes payable	-	63,191
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(134,989)	305,011

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,150,261)	93,815
Cash and cash equivalents, at beginning of period	4,938,149	124,466

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,787,888	$218,281
NONCASH INVESTING AND FINANCING ACTIVITY:
Acquisition of property and equipment under capital leases	$-	$165,130
Acquisition of property and equipment under a note payable	$26,111	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$136,954	$296,387
Cash paid for income taxes	$2,400	1,600
The accompanying notes are an integral part of these consolidated financial statements
.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Java Detour, Inc. (formerly known as Media USA.com, Inc. and referred to herein as the “Company” or “Java Detour”) operates through its wholly-owned subsidiary JDCO, Inc., a California corporation (“JDCO”). The Company sells high-quality gourmet coffees, whole leaf teas, cold-blended beverages, fresh fruit smoothies and select baked goods to its customers from uniquely designed retail stores specialized in providing fast and convenience customer service. Java Detour, a California corporation (“JDCO Subsidiary”) and a wholly owned subsidiary of JDCO, is a franchisor of Java Detour cafés, with four franchised outlets in the north central United States. As of June 30, 2007, there were 14 company-owned stores and 4 franchised stores.

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

Basis of Presentation
These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended. The results for the three-month and six-month interim periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

The Company primarily operates its stores in California and Nevada and generated approximately 79.8% and 82.9% of its revenues in California in the three and six months ended June 30, 2007, respectively.

Accounts Receivable
Accounts receivable are stated at amounts due from customers or individuals net of an allowance for doubtful accounts. Accounts longer than the contractual payment terms are considered past due.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments.  The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience. At June 30, 2007 the allowance for doubtful accounts balance was $0.

Due from Stockholders
Prior to becoming a reporting company with the United States Securities and Exchange Commission (“SEC”), the Company made advances to certain of the Company's original stockholders. These advances were non-interest bearing and payable upon the demand of the Company. The stockholders repaid these advances during 2006.

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

Deferred Acquisition Costs
Deferred acquisition costs, consisting of legal and accounting fees relating to a future acquisition will be capitalized. The deferred acquisition costs will be included in the purchase price allocation in the event the acquisition is successful. In the event the acquisition is unsuccessful or is abandoned, the deferred acquisition costs will be expensed.

Inventories
Inventories consist of coffee and other beverage ingredients, cups, napkins, and other serving goods, and are valued at the lower of cost or market, computed on a first-in, first-out basis.

Investments
Investments consist of corporate and government bonds the Company has purchased during the six months ended June 30, 2007 and are classified as available for sale. The balance represents the fair market value as of June 30, 2007. Any unrealized gain or loss is recognized as other comprehensive income (loss) on the accompanying statements of operations and other comprehensive loss and represents the change in fair market value of the bonds.

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

Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment was recorded during the six months ended June 30, 2007 and June 30, 2006, respectively.

Deferred Rent
For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $280,390 less amounts reclassified to liabilities associated with assets available for sale of $111,265 for a net balance of $169,125 at June 30, 2007. The liability will be satisfied through future rental payments.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2006 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2006 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

The Company does not have any unrecognized tax benefits as of January 1, 2007 and June 30, 2007 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or June 30, 2007.

Revenue Recognition

Initial Franchise Fees
Initial franchise fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45 “Accounting for Franchise Fee Revenue.” SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Franchise Agreement, which usually occurs at the commencement of operations of the individual location, unless it can be demonstrated that substantial performance has occurred before this time. There was no initial franchise fee income for the three and six months ended June 30, 2007 and 2006, respectively.

Area Development Fees
Area development fee income is recognized in accordance with SFAS 45 on a pro rata basis of the required quota of stores to be opened upon the Company’s material and substantial obligations under its area development agreement which usually occurs upon the Company’s approval of applicants to become franchisees provided by the area developer. There was no area development fee income from the Company’s franchisee in the Midwest for the three and six months ended June 30, 2007 and 2006, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Master License Agreement Fees
Master license agreement fee income is recognized as revenue in accordance with SFAS 45. SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the agreement have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Master License Agreement, which usually occurs at the completion of operations training for the Master Licensee. There was no master license agreement fee income for the three and six months ended June 30, 2007 and 2006, respectively.

Royalties
Royalty income of 3% of defined net sales is earned based on sales by franchisees and is recognized monthly as revenue when the related sales are reported to the Company. Additionally, the Company may receive a rebate or charge a mark-up for delivered supplies and coffee. Royalty income amounted to $12,614 and $10,484 for the three months ended June 30, 2007 and 2006, respectively. Royalty income amounted to $23,951 and $19,645 for the six months ended June 30, 2007 and 2006, respectively.

Promotional Fund Fees
Promotional fund fee income of 1% of defined net sales is earned based on sales by franchisees, and is deferred until the promotional fund fee expenses are incurred by the Company. Promotional fund fee income amounted to $4,205 and $3,495 for the three months ended June 30, 2007 and 2006, respectively. Promotional fund fee income amounted to $6,864 and $6,548 for the six months ended June 30, 2007 and 2006, respectively.

Retail Revenues
Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Retail revenues amounted to $1,670,305 and $1,607,539 for the three months ended June 30, 2007 and 2006, respectively. Retail revenues amounted to $3,249,775 and $3,097,068 for the six months ended June 30, 2007 and 2006, respectively.

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

Rewards/Gift Cards
Revenues from the Company’s stored value cards, such as the Java Detour rewards/gift card, are recognized when tendered for payment or upon redemption. Outstanding customer balances are included in “Accrued expenses and other current liabilities” on the accompanying consolidated balance sheet. There are no expiration dates on the Company’s rewards/gift cards and Java Detour does not charge any service fees that cause a decrement to customer balances. As of June 30, 2007, the Company has recorded $212,049 accrued expenses and other current liabilities for the stored value cards.

While the Company will continue to honor all stored rewards/gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Other income.” The Company did not recognize any such amounts for the three and six months ended June 30, 2007 and 2006, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

The Company offers two types of discounts to its customers, reward cards and 2 for 1 coupons. The Company’s reward cards, rewards customers for dollars spent at Java Detour stores. Every time a customer makes a purchase and presents their card, the value of their purchase is tracked on the card.  Each time a customer spends at least $35.00, $3.50 is loaded on their card and can be used toward future purchases.  This constitutes approximately 99% of all discounts. Occasionally, the Company will promote Java Detour® in local markets and publish “Buy one drink and get the second drink free” in newspapers and local coupon books, which are redeemable at any Java Detour store. During the second quarter of 2007 the Company used direct mail to distribute 2 for 1 coupons, free kids’ smoothie coupons, and vouchers redeemable in store for free gift cards. The Company accounts for these discounts in accordance with the conclusions reached by the Emerging Issues Task Force in Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)” as a reduction in revenue and the above rewards and/or discounts are included in the line item “Sales and other operating revenues, net” in the Company’s Consolidated Statements of Operations.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Earnings Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company had 8,031,165 of potential dilutive securities. The Company’s potential dilutive securities include 3,011,165 stock options that are exercisable between $1.00 and $1.10 per share for the purchase of common stock and 5,020,000 warrants that are exercisable between $0.60 and $2.00 per share for the purchase of common stock. At June 30, 2006, the Company had 1,337,965 of potential dilutive securities. These dilutive securities included 191,254 warrants, 295,454 shares that are issuable upon the conversion of JDCO’s Series A Convertible Preferred Stock, 762,500 shares of common stock issuable upon the conversion of 50% of outstanding convertible notes at $1.00 per share and 88,757 shares of common stock issuable upon the conversion of JDCO’s $300,000 related party convertible note into Series B Convertible Preferred Stock and the further conversion of the Series B Preferred Stock into common stock during 2006. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the three months ended June 30, 2007 and 2006 were $109,674 and $11,525, respectively, and for the six months ended June 30, 2007 and 2006 were $205,025 and $18,450, respectively.

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

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before June 30, 2007, which are applicable to the Company.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2007 include rebate balances and balances due from lessees, franchisees and master licensees totaling $ 80,489.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2007:

Land	$425,000
Site preparation and engineering	32,499
Buildings	2,098,614
Leasehold improvements	2,203,524
Signs	496,717
Store equipment	1,136,685
Other equipment, furniture, and vehicles	668,212
Total	7,061,251
Less accumulated depreciation	(1,807,512)
Property and equipment, net	$5,253,739
Less net amounts reclassified as assets available for sale	(1,560,950)
Property and equipment, net as adjusted for assets available for sale	3,692,789
Depreciation expense for the three months ending June 30, 2007 and 2006 was $130,893 and
$100,698, respectively, and $257,120 and $194,780 for the six months ended June 30, 2007 and
2006. Accumulated depreciation for assets under capital leases was $359,011 at June 30, 2007.
Depreciation expense for the assets under capital leases was $46,639 and $29,597 for three months ended June 30, 2007 and 2006, respectively, and $93,277 and $55,481 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 4 - INTANGIBLE ASSETS

Other intangible assets consist of the following at June 30, 2007:

Franchise operating manuals	22,250
Total	$22,250

The Company has evaluated the intangible assets for impairment and has estimated that $22,250 of the carrying value will be recoverable from its estimated future cash flows.

NOTE 5 - NOTES RECEIVABLE

During 2005, the Company sold one of its Bakersfield, California locations to an unrelated third party for a note receivable in the amount of $450,368. The term of the note is ten years and bears interest at the rate of 6% annually. As of June 30, 2007, $444,471 was still owed to the Company under this note, of which $62,032 is due over the next twelve months and includes $25,702 that is past due. In addition, the Company paid other fees, such as property taxes on behalf of the new store owner in exchange for a note receivable in the amount of $6,250. As of June 30, 2007 the entire balance is still due the Company.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 6 - LONG-TERM OBLIGATIONS

 Long-term obligations, excluding capital leases, consist of the following:
2007
Notes payable to a bank, payable in monthly installments with interest at Prime Rate plus 1.75% (10.00% at June 30, 2007), maturing in 2021 through 2029, secured by the property and equipment at four stores	$869,423
Notes payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (11.00% at June 30, 2007), maturing in 2009, secured by substantially all the Company’s assets	70,401
Term loans from vehicle dealer, payable in monthly installments with fixed interest rates of 7.69% and 2.74% maturing in 2011 and 2010, secured by two vehicles	44,871

Total notes payable	$984,695
Less current portion	56,144
Long-term obligations	$928,551

Scheduled annual maturities of long-term obligations for the twelve months ended June 30, excluding capital leases, are as follows:

2008	$60,580
2009	50,349
2010	45,205
2011	30,915
Thereafter	741,502

Total	$928,551

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

Capital lease obligations consist of the following:

2007
Lease for the land of the Red Bluff store site, on which payments, less interest at 10% per annum, are credited toward purchase of the land; expires in 2012 with options to extend by two six-year periods; full ownership would be attained in 2022 under present terms	$215,643
Leases for property and equipment at several store sites, expiring through 2010, a majority of the total balance guaranteed by two stockholders	675,959
Total	$891,602

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2011 through 2021. Included in these are 20 operating leases governing 12 of its stores (two for its San Francisco and San Rafael stores each), a 15th lease for a property it sublets in Bakersfield, a 16th on undeveloped land in Lincoln, CA and a 17th and 18th on land in Wisconsin and North Carolina, respectively, that it plans to begin developing immediately. Two additional leases exist for the Company’s headquarters in California and its sales office in North Carolina. The leases initially run for 5, 10 or 15 years and each store has between one and five-year extensions available. Seven leases have pre-established rent increase that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. . Rent expense under operating leases totaled $235,451 and $184,655 for the three month periods ended June 30, 2007 and 2006, and $465,249 and $361,334 for the six month periods ended June 30, 2007 and 2006 respectively.

Future minimum lease payments for the twelve months ended June 30 are as follows:

	Capital	Operating	Total
2008	$382,693	$986,064	$1,368,757
2009	334,039	1,035,396	1,369,435
2010	175,526	1,009,542	1,185,068
2011	99,333	962,907	1,062,240
2012	32,610	841,325	873,935
Thereafter	264,803	4,196,000	4,460,803

Total	$1,289,004	$9,031,234	$10,320,238
Less amounts representing interest	397,402
Present value of minimum lease payments	891,602
Less current portion	249,203

Total, net of current portion	$642,399

Depreciation expense for the assets under capital leases was
$46,639 and $29,597 for three months ended June 30, 2007
and 2006, respectively, and $93,277 and $55,481 for six
months ended June 30, 2007 and 2006

NOTE 8 - LINES OF CREDIT

The Company has unused lines of credit with interest rates ranging from 13.5% to 15.0%. Total available credit under the lines of credit with Wells Fargo Bank is $100,000. Outstanding balances as of June 30, 2007 totaled $0.

NOTE 9 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. As of June 30, 2007, the Company does not have any shares of preferred stock outstanding. All transactions relating to preferred stock prior to the reverse merger were that of JDCO.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

In March 2006, JDCO amended its articles of incorporation to change its preferred stock from no par to par value of $0.001. The accompanying financial statements have been retroactively restated to present the effect of this change in par value. All preferred shares issued prior to the reverse merger were of Series A of JDCO. Series A preferred shares were convertible, at the holders’ option at any time, into an equal number of common shares, subject to adjustments to account for stock splits, stock dividends, and certain other events including the conversion of the convertible notes. Prior to the reverse merger, the Series A preferred shareholders converted all of their shares into 295,454 pre split (875,222 post split) shares of common stock. These shareholders also converted $173,346 of accrued dividends payable at $3.38 per share (pre split) into 51,286 pre split shares (151,294 post split) of common stock. The Series A shareholders exercised warrants to purchase 118,182 shares of common stock granted to them in connection with their purchase of the Series A preferred stock on a cashless basis for 42,924 pre split shares (127,153 post split). The holders of the Company’s secured convertible notes due December 31, 2007 exercised their conversion rights under those notes in their entirety and as a result the Series A shareholders were issued an additional 63,094 pre split shares (186,903 post split) under their rights per their subscription agreements.

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

The Company also entered into a warrant registration rights agreement, whereby the Company agreed to register the remaining shares of the common stock sold in the private placement, the shares underlying the warrants issued in the private placement and 4,418,403 shares of common stock which are owned by the placement agent and its affiliates. The agreement requires the Company to file a registration statement within 10 days of June 29, 2007 and to have the registration statement declared effective within 120 days of such filing. If the Company fails to have the registration statement declared effective within 120 days, the Company must pay a prorated monthly penalty of 1.5% of the amount raised. The registration statement covering the warrant registration rights was filed on July 10, 2007 and declared effective on July 26, 2007.

In accordance with FSP EITF 00-19-2, on the date of the private placement, the Company reviewed the terms of the registration rights agreements and as of that date, the Company believed they would meet all of the required deadlines under both of the agreements. As a result, the Company did not record any liability associated with the registration rights agreement. The registration statement covering the shares issued in the private placement was not declared effective within the 120 day requirement. The Company received a 30 day waiver from the investors, which extended the deadline for the effectiveness of the registration statement to April 24, 2007. As a result the Company determined that it was probable that the registration statement would be declared effective within 30 days of the extended deadline and recorded a contingent liability of $150,000 representing one month of registration rights penalties. The Company’s registration was declared effective July 5, 2007. Upon effectiveness, the investors waived the penalty and the Company has recorded a gain on registration rights agreement as other income for the three and six months ended June 30, 2007. The Company believed it would meet its deadlines for the registration and effectiveness of the stock underlying the warrant registration rights agreement and therefore did not record any contingent liability associated with those shares. The Company met the deadlines associated with the shares underlying the warrant registration rights agreement.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

The warrants granted to the investors in the above private placement were treated as permanent equity pursuant to exemption from FAS 133.

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan

On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”).   Under the 2006 Plan, a total of 4,249,167 common shares are available for issuance through the grant of a variety of common share-based awards under the plan.  Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options.  As of June 30, 2007, there were 3,011,165 outstanding options under the 2006 Plan, all of which vest over a period of 4 years and 1,238,002 shares are available for issuance.

Summary of Options Granted to Directors, Officers and Employees

The following table summarizes compensatory options granted to directors, officers and other employees for the periods or as of the dates indicated, both under the aforesaid stock plans and in the form of free-standing grants:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2006	2,324,165	$1.03
Exercised	0.00	$0.00
Cancelled	0.00	$0.00
Granted	687,000	$1.00
Balance, June 30, 2007	3,011,165	$1.02

The weighted average remaining contractual life of compensatory options outstanding for directors, officers and employees is 9.54 years at June 30, 2007.  The exercise prices for compensatory options outstanding for directors, officers and employees at June 30, 2007 were as follows:

Number of Options	Exercise Price
2,372,000	$1.00
639,165	$1.10

3,011,165

In accordance with FAS 123R, compensation expense of $204,271 was recognized as a result of the issuance of compensatory stock options issued to directors, officers and employees of the Company for the six months ended June 30, 2007.

At November 30, 2006, the date of grant, the Company issued 2,324,165 employee stock options and calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.75%, volatility of 130%, estimated life of 5 years and a fair market value of $1.00 per share. The total value of options granted was $2,017,159 and the unvested portion was $1,781,824.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

At June 20, 2007, the date of grant, the Company issued 687,000 employee stock options and calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.05%, volatility of 131%, estimated life of 5 years and a fair market value of $1.00 per share. The total value of options granted was $465,017 and the unvested portion was $462,462.

For compensatory options granted to directors, officers and employees during the six months ended June 30, 2007 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.00 and the weighted-average exercise price of such options was $1.00.

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

The Company had the following warrants outstanding to purchase common shares as of June 30, 2007:

2007
Warrants issued in conjunction with issuance of promissory note	500,000
Warrants issued in conjunction with the issuance of securities	4,520,000

5,020,000

Summary of Warrants Granted

The following table summarizes warrants granted for the six months ended June 30, 2007.

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2006	5,020,000	$1.86
Exercised	-	$0.00
Cancelled	-	$0.00
Granted	-	$1.86
Balance, June 30, 2007	5,020,000	$1.86

Exercisable, June 30, 2007	5,020,000	$1.86

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

The weighted average remaining contractual life of the common share purchase warrants outstanding is 4.42 years at June 30, 2007.  The exercise prices for common share purchases warrants outstanding at June 30, 2007 were as follows:

Number of Warrants	Exercise Price
500,000	$0.60
4,520,000	$2.00
5,020,000

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Related Party Transactions
The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the CEO and President of the Company. There is no on going commitment to purchase coffee from Landgrove and the Company can end its association with them at any time. As of June 30, 2007 the Company owes $14,096 for coffee purchases. The Company paid Landgrove $117,636 and $105,777 for the three months ended June 30, 2007 and 2006 respectively. The Company paid Landgrove $216,111 and $182,812 for the six months ended June 30, 2007 and 2006 respectively. As of June 30, 2007, the Company had commitments to purchase whole coffee beans at a total cost of $3.89 per pound for its house & french roast blend and $3.64 per pound for espresso and other coffee beans. Landgrove Coffees currently pays JDCO Subsidiary a rebate of forty cents per pound for all franchisee coffee purchases from its franchisee in the Midwest.  JDCO Subsidiary, however, reserves the right to earn a profit on the sale of proprietary products of up to 20%. For the three months ended June 30, 2007, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $2,464 which represents approximately 14.7% of JDCO Subsidiary’s total revenues of $16,819. For the three months ended June 30, 2006, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $0. For the six months ended June 30, 2007, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $4,480 which represents approximately 14.0% of JDCO Subsidiary’s total revenues of $31,935. For the six months ended June 30, 2006, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $0.

NOTE 11 - MASTER LICENSE AGREEMENT

On March 30, 2007 the Company entered into a Master License Agreement with Java Universe, LLC, a Nevada limited liability company, for the sale of rights to sell Java Detour® franchises throughout the Middle East and parts of North Africa. The aggregate purchase price is $1.0 million, of which $100,000 was received as a deposit on February 5, 2007 and $400,000 was received during the three months ended June 30, 2007. The remaining balance of $500,000 will be receivable either when the Company registers as a franchisor in the Middle East and North Africa marketplaces or six months from the execution of the Master License Agreement, whichever occurs first. The initial $500,000 was recorded as deferred revenue. As an incentive to enter into the Master License Agreement, the Company has agreed to grant 600,000 options to purchase common shares at $1.00 per share to persons as designated by Java Universe, LLC. The options were initially to be granted under the 2006 Plan, of which all the shares approved for issuance under the 2006 Plan have been registered pursuant to an S-8 registration statement. It has been determined that the options do not qualify for issuance pursuant to the 2006 Plan and the S-8 registration. Instead, the Company intends to issue to Java Universe, LLC another form of derivative security. The Company has not determined what derivative security will be issued to Java Universe; therefore for accounting purposes the Company determined the measurement date has not occurred and no value has been recorded for the derivative security that will be issued. The Company has a commitment to issue Java Universe these derivative securities and believes the terms and number of such derivative securities will be similar to what was originally agreed upon in the Master License Agreement. Once the Company has determined what derivative security will be issued and all other terms are agreed upon by both parties, the value of the derivative security will be recorded as a reduction to unearned revenue and they will be subsequently recorded as a reduction to license fee revenues when they are earned. Neither the previously discussed options nor any other derivative security has been issued by the Company pursuant to the Master License Agreement. The Company will recognize the revenue and the value of the derivative security that will be issued as a sales incentive upon the Company’s completion of all obligations to Java Universe, which includes the granting of the derivative security.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 12 - LAS VEGAS STORES

On August 2, 2007, the Company, through its wholly-owned subsidiary JDCO, Inc. (“JDCO”), sold to Java Nevada, LLC (“Java Nevada”) its right, title and interest in the assets related to its four company-owned gourmet coffee retail locations in the State of Nevada (the “Assets”), pursuant to an Asset Purchase Agreement dated July 11, 2007 by and between JDCO and Java Nevada (the “Purchase Agreement”). The purchase price for the Assets was (i) $200,000 in cash, (ii) $900,000 payable pursuant to a promissory note accruing interest at a fixed rate of 8% per annum and maturing on August 2, 2012, and (iii) the assumption by Java Nevada of certain liabilities related to the Assets, subject to limited exceptions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the Company and JDCO also agreed to cause JDCO Subsidiary to relinquish its rights to open additional company-owned gourmet coffee retail locations in the State of Nevada as granted under a Master Franchise Agreement dated as of December 6, 2006 between JDCO Subsidiary and Java Nevada.

The Purchase Agreement included customary, covenants, representations and warranties by the parties, including, among others, representations by JDCO regarding ownership of the Assets. Further, the principals of Java Nevada agreed to guaranty the payment obligations of Java Nevada under the Purchase Agreement.

The Purchase Agreement was amended to state the Assets sold would be free and clear of all liens, security interest, and encumbrances of any kind or nature. Such Assets are subject to capital leases and the Company agreed to remain obligated to make any and all payments under such leases from and after the closing and that all amounts due under the leases shall be paid off on or prior to the maturity date of the promissory note. The promissory note was amended to state that Java Nevada is entitled to offset on a dollar for dollar basis any amounts it pays on the Company’s behalf with respect to equipment leases against any amounts due to the Company under the terms of such note.

The Purchase Agreement was further amended to state the Company shall not present gift card promotions sold by the Company to buyer for reimbursement for those promotions sold on or prior to July 31, 2007. On or prior to August 15, 2007 the Company agrees to pay buyer $26,650. Gift cards sold by the Company on or after August 1, 2007 and redeemed within Java Nevada’s territory shall result in dollar for dollar reimbursement without discount, unless mutually agreed upon, in writing, by and between Java Nevada and the Company.

As of June 30, 2007 the Company has reclassified its assets and liabilities attributed to the four stores sold pursuant to the Purchase Agreement as assets available for sale and liabilities associated with assets available for sale on the accompanying balance sheet.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

The following unaudited proforma condensed balance sheet assumes the sale of assets occurred on June 30, 2007 and statement of operations assumes the sale of assets occurred on January 1, 2007 and presents proforma financial information for the six months ended June 30, 2007. In the opinion of management, the only adjustments necessary to present fairly such unaudited proforma condensed balance sheet and statements of operations, reflect the removal of the assets and liabilities associated with the sale of the assets and the addition of cash and note receivable to reflect the purchase price. Additionally, the statement of operations reflects adjustments to remove the activity of the four stores and to reflect the loss on the sale of the assets.

	Consolidated	Pro Forma Adjustments	Pro Forma
Current Assets	$4,707,882	$(1,377,399)	$3,330,483
Total Assets	$9,370,429	$(477,399)	$8,893,030

Current Liabilities	$2,354,640	$(111,265)	$2,243,375
Total Liabilities	$4,094,715	$(111,265)	$3,983,450

Total Stockholders’ Equity	$5,275,714	$(366,134)	$4,909,580
Total Liabilities and Stockholders’ Equity	$9,370,429	$(477,399)	$8,893,030

Revenues	$3,280,590	$(557,973)	$2,722,617
Expenses:
Costs of sales	$1,099,165	$(230,460)	$868,705
Operating expenses	$4,970,209	$(771,125)	$4,199,084
Operating loss	$(2,788,784)	$443,612	$(2,345,172)
Other income (loss)	$101,466	$(366,134)	$(264,668)
Net loss before income taxes	$(2,687,318)	$77,478	$(2,609,840)
Income tax expense	$(2,400)	-	$(2,400)
Net Loss	$(2,689,718)	$77,478	$(2,612,240)

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

Overview

We sell high quality gourmet coffees, whole leaf teas, cold blended beverages, fresh fruit smoothies and select baked goods primarily from company-owned and franchised retail stores. Our immediate goal is to capitalize on the success of our company-owned stores with a new national franchisee program that will help us expand the Java Detour® brand into new domestic and international markets. All of our store locations, whether company-owned or franchised, will continue to focus on our core business concepts: consistently providing superior quality, convenience and customer service to all of our customers. Our main source of revenue, our coffee and related retail beverages and food sales, accounted for more than 99% of our sales for the quarter ended June 30, 2007.

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

Intangible Assets - When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For intangible assets, impairment tests are performed annually and more frequently if facts and circumstances indicate that carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment was recorded during the six months ended June 30, 2007.

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

Results of Operations

The following table sets forth our statements of operations for the three and six months ended June 30, 2007 and 2006 in U.S. dollars:

	Three and Six Months Ended June 30,
	2007		2006		2007		2006
	Three Months		Three Month		Six Months		Six Month
	(in thousands)
Sales and other operating revenues	1,687		1,622		3,281		3,123
Cost of sales	588	34.9%	479	29.5%	1,099	33.5%	890	28.5%

Gross profit	1,099	65.1%	1,143	70.5%	2,182	66.5%	2,234	71.5%

Store operating expenses	1,307	77.5%	809	49.9%	2,411	73.5%	1,540	49.3%
Selling, general and administrative expenses	1,312	77.8%	201	12.4%	2,302	70.2%	435	13.9%
Depreciation	131	7.8%	101	6.2%	257	7.8%	195	6.2%

Total operating expenses	2,750	163.0%	1,111	68.5%	4,970	151.5%	2,170	69.5%

Income (loss) from operations	(1,651)	97.9%	32	2.0%	(2,788)	85.0%	63	2.0%

Other income and expenses
Other income	67	4.0%	199	12.3%	116	3.5%	222	7.1%
Interest expense	(66)	3.9%	(187)	11.5%	(139)	4.2%	(366)	11.7%
Gain on registration rights agreement	150	8.9%	0	0%	150	4.6%	0	0%
Other expenses	(23)	1.4%	(31)	1.9%	(25)	0.8%	(34)	1.1%

Net loss before income taxes	(1,523)	90.2%	13	0.8%	(2,686)	81.9%	(114)	3.7%

Income tax benefit, net	0	0%	0	0%	(2)	0.1%	4	0.1%

Net loss	(1,523)	90.2%	13	0%	(2,688)	82.0%	(111)	3.6%

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Sales and other operating revenues for the three months ended June 30, 2007 were approximately $1.7 million, an increase of $0.1 million, or 5.9%, from sales and other operating revenues earned of approximately $1.6 million for the three months ended June 30, 2006. The primary reason for the increase in sales and other operating revenues earned was an increase in new store revenues of $0.2 million, partially offset by a decrease in same store revenues of $91,000.

Cost of sales for the three months ended June 30, 2007 was approximately $588,000, an increase of $109,000, or 22.8%, from approximately $479,000 for the three months ended June 30, 2006. The increase in cost of sales was primarily due to product costs associated with new stores of $66,000 and same store cost increases of $43,000. Cost of sales as a percentage of net sales for the three months ended June 30, 2007 was approximately 34.8%, which was an increase from 29.5% for the three months ended June 30, 2006.

Gross profit for the three months ended June 30, 2007 was approximately $1.1 million, as compared to $1.1 million for the three months ended June 30, 2006. Our gross profit for the three months ended June 30, 2007 was 65.1% as compared with 70.5% for the three months ended June 30, 2006.

Store expenses were approximately $1.3 million for the three months ended June 30, 2007, an increase of $0.5 million, or 61.6%, from approximately $0.8 million for the three months ended June 30, 2006. The increase was due to an increase of new store operating expenses of $0.2 million combined with increased same store operating expenses of approximately $0.2 million.

Selling and general administrative expenses were approximately $1.3 million for the three months ended June 30, 2007, an increase of approximately $1.1 million, or 552.7%, from approximately $0.2 million for the three months ended June 30, 2006. The increase was primarily due to increased salaries and benefits of approximately $0.3 million, stock based compensation expense of $0.1 million, increased professional fees and travel associated with the registration of our shares of approximately $0.4 million, increased professional fees associated with franchise registrations of approximately $0.1 million and other general administrative expenses of approximately $0.2 million.

Depreciation expenses for the three months ended June 30, 2007 was approximately $131,000 as compared to approximately $101,000 for the three months ended June 30, 2006. The increase of $30,000, or 29.7%, was primarily due to the depreciation on new store equipment.

Other income was approximately $67,000 for the three months ended June 30, 2007 as compared with approximately $199,000 of other income for the three months ended June 30, 2006. The decrease of $132,000 was primarily due to the sale of the Company’s Bakersfield store on June 30, 2006.

Interest expense for the three months ended June 30, 2007 was approximately $66,000, a decrease of $121,000 or 64.6%, from approximately $187,000 for the three months ended June 30, 2006.  The decrease was primarily due to repayment of outstanding notes with funds from the private placement.

Gain on registration rights agreement for the three months ended June 30, 2007 was $150,000 as compared to $0 for the three months ended June 30, 2006. The investors granted the Company a waiver of the registration rights penalty when the Company’s share registration became effective July 5, 2007.

Other expenses for the three months ended June 30, 2007 were approximately $23,000, a decrease of $8,000 or 26.1% from approximately $31,000 for the three months ended June 30, 2006.

Net loss for the three months ended June 30, 2007 was approximately $1.5 million, an increase of approximately $1.5 million from approximately $0.0 million for the three months ended June 30, 2006 for the reasons stated above.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Sales and other operating revenues for the six months ended June 30, 2007 were approximately $3.3 million, an increase of $0.2 million, or 5.0%, from approximately $3.1 million for the six months ended June 30, 2006. The primary reason for the increase was an increase in new store revenues of $0.4 million, partially offset by a decrease in same store revenues of $0.1 million.

Cost of sales for the six months ended June 30, 2007 was approximately $1.1 million, an increase of $209,526, or 23.6%, from approximately $890,000 for the six months ended June 30, 2006. The increase was primarily due to product costs associated with new stores of $119,000 and same store cost increases of $90,000. Cost of sales as a percentage of net sales for the six months ended June 30, 2007 was approximately 33.5%, which was an increase from 28.5% for the six months ended June 30, 2006.

Gross profit for the six months ended June 30, 2007 was approximately $2.2 million, as compared to $2.2 million for the six months ended June 30, 2006. Our gross profit for the six months ended June 30, 2007 was 66.5% as compared with 71.5% for the six months ended June 30, 2006.

Store expenses were approximately $2.4 million for the six months ended June 30, 2007, an increase of $0.9 million, or 56.5%, from approximately $1.5 million for the six months ended June 30, 2006. The increase was due to an increase of new store operating expenses of $0.3 million combined with increased same store operating expenses of approximately $0.6 million.

Selling and general administrative expenses were approximately $2.3 million for the six months ended June 30, 2007, an increase of approximately $1.9 million, or 428.2%, from approximately $0.4 million for the six months ended June 30, 2006. The increase was primarily due to increased salaries and benefits of approximately $0.5 million, stock based compensation expense of $0.2 million, increased professional fees and travel associated with the registration of our shares of approximately $0.6 million, increased professional fees associated with franchise registrations of approximately $0.2 million and other general administrative expenses of approximately $0.4 million.

Depreciation expenses for the six months ended June 30, 2007 was approximately $257,000 as compared to approximately $195,000 for the six months ended June 30, 2006. The increase of $62,000, or 32.0%, was primarily due to the depreciation on new store equipment.

Other income was approximately $116,000 for the six months June 30, 2007 as compared with approximately $222,000 of other income for the six months ended June 30, 2006. The decrease of $106,000 was primarily due to the sale of the Company’s Bakersfield store on June 30, 2006.

Interest expense for the six months ended June 30, 2007 was approximately $139,000, a decrease of $227,000 or 62.2%, from approximately $366,000 for the three months ended June 30, 2006.  The decrease was primarily due to repayment of outstanding notes with funds from the offering.

Gain on registration rights agreement for the three months ended June 30, 2007 was $150,000 as compared to $0 for the three months ended June 30, 2006. The investors granted the Company a waiver of the registration rights penalty when the Company’s share registration became effective July 5, 2007.

Other expenses for the six months ended June 30, 2007 were approximately $25,000, a decrease of approximately $9,000 or 25.0% from approximately $34,000 for the six months ended June 30, 2006.

Net loss for the six months ended June 30, 2007 was approximately $2.7 million, an increase of approximately $2.6 million from approximately $0.1 million for the six months ended June 30, 2006 for the reasons stated above.

Liquidity and Capital Resources

At June 30, 2007, we had total equity of approximately $5.3 million and had cash and cash equivalents of approximately $1.8 million. As of June 30, 2007, we had borrowed from banks and other institutions and had amounts of approximately $305,347 in our current portion of long-term debt, which includes our current portion of capital lease obligations.  Prior to November 2006, we historically financed our business through investor loans, long-term bank loans and lines of credit and cash provided by operations.

In November 2006, we received gross proceeds of $10.0 million in a private placement. Each investor in the private placement purchased shares of our common stock and five-year warrants to purchase 25% of the common stock purchased by such investor in the private placement. For its services as placement agent, Hunter received a fee equal to 10% of the funds placed in the private placement. Hunter also received, for nominal consideration, five-year warrants to purchase 2,000,000 shares of our common stock, exercisable nine months from the date of issuance at the same share price of the shares sold in the private placement. We also incurred legal and accounting expenses of approximately $270,000. After commission and expenses, we received net proceeds of approximately $8.75 million.

Net cash used in operating activities for the six months ended June 30, 2007 was approximately $1.6 million, as compared to approximately $485,000 provided by operations during the six months ended June 30, 2006. The change is primarily the result of operating losses of approximately $2.7 million for the six months ended June 30, 2007 partially offset by cash provided through changes in operating assets and liabilities of $0.6 million.

Net cash used by investing activities was approximately $1.4 million for the six months ended June 30, 2007, as compared to net cash used of approximately $0.7 million for the six months ended June 30, 2006. The increase in cash used was primarily a result of the purchase of corporate and government bonds.

Net cash used by financing activities was approximately $135,000 for the six months ended June 30, 2007, as compared to cash provided in the amount of approximately $0.3 million for the six months ended June 30, 2006. The decrease in cash provided was primarily due to borrowings in 2006 by the Company from related parties of approximately $0.5 million, partially offset by payments due to the Company shareholders of approximately $0.2 million.

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

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

We have adopted all accounting pronouncements effective before June 30, 2007, which are applicable to us.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2007, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to Java Detour, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JAVA DETOUR, INC. (Registrant)

August 14, 2007	By:	/s/ Michael Binninger
Michael Binninger
Chief Executive Officer and Chairman of the Board