Form 10QSB
period 2007-09-30
JAVA DETOUR INC.
filed 2007-11-15
CIK 1122887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-52357

JAVA DETOUR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5968895 (I.R.S. Employer Identification No.)

1550 South Bryant Street Suite 500 San Francisco, CA (Address of principal executive offices)	94103 (Zip Code)

(415) 241-8020
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

There were 28,731,323 shares outstanding of registrant’s common stock, par value $.001 per share, as of November 1, 2007.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,527,985
Accounts receivable, net	36,703
Inventories	79,550
Prepaid expenses	162,178
Total current assets	1,806,416

NONCURRENT ASSETS:
Notes receivable	900,000
Property and equipment, net	3,788,069
Intangibles	65,482
Prepaid expenses	12,318
Deferred tax assets	485,647
Other assets	67,104

TOTAL ASSETS	$7,125,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$669,174
Accounts payable, related party	22,665
Deferred revenue	714,000
Notes payable, current portion	62,490
Capital leases, current portion	256,705
Accrued expenses and other current liabilities	402,631
Total current liabilities	2,127,665

Notes payable, net of current portion	909,940
Capital lease obligations, net of current portion	576,116
Deferred rent	175,725
Total liabilities	3,789,446

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000 shares authorized;
28,731,323 shares issued and outstanding	28,732
Additional paid in capital	14,634,451
Accumulated deficit	(11,327,593)
Total stockholders’ equity	3,335,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,125,7036

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006
OPERATING REVENUES:	Three months ended	Three months ended	Nine months ended	Nine months ended
Sales and other operating revenues, net	$1,745,552	$1,660,466	$5,026,142	$4,783,727
Cost of sales	(484,083)	(467,976)	(1,583,248)	(1,357,615)
Gross profit	1,261,469	1,192,490	3,442,894	3,426,112

OPERATING EXPENSES:
Store operating expenses	1,070,248	863,569	3,481,219	2,403,292
Selling, general and administrative expenses	1,030,234	312,410	3,332,350	748,221
Acquisition due diligence cost	181,808	-	181,808	-
Depreciation	110,410	116,187	367,532	310,967

Total operating expenses	2,392,700	1,292,166	7,362,909	3,462,480

INCOME (LOSS) FROM OPERATIONS	(1,131,231)	(99,676)	(3,920,015)	(36,368)

OTHER INCOME/(EXPENSE):
Other income	16,887	(183,294)	132,389	38,820
Interest (expense)	(69,696)	(252,776)	(208,303)	(619,014)
Gain on registration rights agreement	-	-	150,000	-
Other (expenses)	(904,710)	(14,001)	(930,139)	(47,914)
Total other income/(expense)	(957,519)	(450,071)	(856,053)	628,108

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,088,750)	(549,747)	(4,776,068)	(664,476)

INCOME TAX (EXPENSE) BENEFIT	(922)		(3,322)	3,996

NET INCOME (LOSS)	$(2,089,672)	$(549,747)	$(4,779,390)	$(660,480)

PREFERRED STOCK DIVIDENDS	-	(14,979)	-	(44,937)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(2,089,672)	$(564,726)	$(4,779,390)	$(705,417)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.05)	$(0.17)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	28,555,873	10,875,460	28,404,651	10,875,460

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:	2007	2006
Net income (loss)	$(4,779,390)	$(660,480)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	367,532	310,967
Loss on disposal of fixed assets	398,279	-
Write-down of uncollectable note receivable	501,443	-
Amortization of beneficial conversion feature	-	14,853
Value of options granted to employees	328,381	-
Amortization of fair value of warrants granted in connection with issuance of preferred stock	-	11,130
Changes in operating assets & liabilities
Accounts receivable	(40,107)	(2,057)
Due from stockholders	-	75,959
Inventories	(33,631)	(5,522)
Deferred offering costs	-	(47,586)
Prepaid expenses	(106,188)	(109,530)
Deferred tax assets	-	(3,996)
Other assets	(9,249)	19,210
Accounts payable	300,027	299,936
Accounts payable related party	(12,779)	-
Deferred revenue	339,000	100,000
Accrued expenses and other current liabilities	82,760	48,801
Contingent liability	(150,000)	-
Deferred rent	51,549	45,575
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,762,373)	97,260

CASH FLOW FROM (TO) INVESTING ACTIVITIES
Purchase of property and equipment	(581,874)	(826,577)
Payments received on notes receivable	-	7,101
Proceeds from sale of assets	200,000	-
Intangible assets	(59,882)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(441,756)	(819,476)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Principal repayments of notes payable	(34,826)	(27,046)
Principal repayments of capital lease obligations	(171,209)	(132,761)
Proceeds from notes payable	-	525,990
Principal repayments of lines of credit	-	(4,238)
Proceeds from related party notes payable	-	530,000
Principal repayments of related party notes payable	-	(68,164)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(206,035)	823,781

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,410,164)	101,565
Cash and cash equivalents, at beginning of period	4,938,149	124,466

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,527,985	$226,031
NONCASH INVESTING AND FINANCING ACTIVITY:
Acquisition of property and equipment under capital leases	$-	$405,577
Acquisition of property and equipment under a note payable	$26,111	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$136,954	$643,679
Cash paid for income taxes	$2,400	1,600

The accompanying notes are an integral part of these consolidated financial statements

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Java Detour, Inc. (formerly known as Media USA.com, Inc. and referred to herein as the “Company” or “Java Detour”) operates through its wholly-owned subsidiary JDCO, Inc., a California corporation (“JDCO”). The Company sells high-quality gourmet coffees, whole leaf teas, cold-blended beverages, fresh fruit smoothies and select baked goods to its customers from uniquely designed retail stores specialized in providing fast and convenience customer service. Java Detour, a California corporation (“JDCO Subsidiary”) and a wholly owned subsidiary of JDCO, is a franchisor of Java Detour cafés, with four franchised outlets in the north central United States. As of September 30, 2007, there were 10 company-owned stores and 8 franchised stores.

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

Basis of Presentation
These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended. The results for the three-month and nine-month interim periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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
SEPTEMBER 30, 2007 AND 2006

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

The Company primarily operates stores in California and Nevada and generated approximately 83.1% and 93.5% of its revenues in these California stores in the three and nine months ended September 30, 2007, respectively.

Accounts Receivable
Accounts receivable are stated at amounts due from customers or individuals net of an allowance for doubtful accounts. Accounts longer than the contractual payment terms are considered past due.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience. At September 30, 2007 the allowance for doubtful accounts balance was $0.

Due from Stockholders
Prior to becoming a reporting company with the United States Securities and Exchange Commission (“SEC”), the Company made advances to certain of the Company's original stockholders. These advances were non-interest bearing and payable upon the demand of the Company. The stockholders repaid these advances during 2006.

Notes Receivable
Notes receivable are stated at amounts due from an individual that acquired the assets of a store. The Company routinely evaluates the collectibility of the notes to determine if there is any risk of default.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

Acquisition Due Diligence Costs
Acquisition due diligence costs, consisting of legal, accounting and travel expenses relating to an acquisition target in which the Company was unable complete negotiations. These expenses would have been included in the purchase price allocation in the event the acquisition was successfully completed. They are now being recorded as an expense, in as much as the acquisition was abandoned. Acquisition due diligence costs on an unrealized acquisition opportunity for the three months ended September 30, 2007 and 2006 were $181,808 and $0, respectively, and for the nine months ended September 30, 2007 and 2006 were $181,808 and $0, respectively.

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

Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment was recorded during the nine months ended September 30, 2007 and September 30, 2006, respectively.

Deferred Rent
For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $175,725 at September 30, 2007. The liability will be satisfied through future rental payments.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2006 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2006 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

The Company does not have any unrecognized tax benefits as of January 1, 2007 and September 30, 2007 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or September 30, 2007.

Revenue Recognition

Initial Franchise Fees
Initial franchise fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45 “Accounting for Franchise Fee Revenue.” SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Franchise Agreement, which usually occurs at the commencement of operations of the individual location, unless it can be demonstrated that substantial performance has occurred before this time. There was no initial franchise fee income for the three and nine months ended September 30, 2007 and 2006, respectively.

Area Development Fees
Area development fee income is recognized in accordance with SFAS 45 on a pro rata basis of the required quota of stores to be opened upon the Company’s material and substantial obligations under its area development agreement which usually occurs upon the Company’s approval of applicants to become franchisees provided by the area developer. There was no area development fee income from the Company’s franchisee in the Midwest for the three and nine months ended September 30, 2007 and 2006, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

Master License Agreement Fees
Master license agreement fee income is recognized as revenue in accordance with SFAS 45. SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the agreement have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Master License Agreement, which usually occurs at the completion of operations training for the Master Licensee. Master license agreement fee income was $275,000 and $0 for the three months ended September 30, 2007 and 2006, respectively. Master license agreement fee income was $275,000 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

Royalties
Royalty income of 3% of defined net sales is earned based on sales by franchisees and is recognized monthly as revenue when the related sales are reported to the Company. Additionally, the Company may receive a rebate or charge a mark-up for delivered supplies and coffee. Royalty income amounted to $8,879 and $15,174 for the three months ended September 30, 2007 and 2006, respectively. Royalty income amounted to $32,830 and $34,819 for the nine months ended September 30, 2007 and 2006, respectively.

Promotional Fund Fees
Promotional fund fee income of 1% of defined net sales is earned based on sales by franchisees, and is deferred until the promotional fund fee expenses are incurred by the Company. Promotional fund fee income amounted to $5,353 and $5,058 for the three months ended September 30, 2007 and 2006, respectively. Promotional fund fee income amounted to $12,217 and $11,606 for the nine months ended September 30, 2007 and 2006, respectively.

Retail Revenues
Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Retail revenues amounted to $1,456,320 and $1,640,234 for the three months ended September 30, 2007 and 2006, respectively. Retail revenues amounted to $4,706,095 and $4,737,302 for the nine months ended September 30, 2007 and 2006, respectively.

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

Rewards/Gift Cards
Revenues from the Company’s stored value cards, such as the Java Detour rewards/gift card, are recognized when tendered for payment or upon redemption. Outstanding customer balances are included in “Accrued expenses and other current liabilities” on the accompanying consolidated balance sheet. There are no expiration dates on the Company’s rewards/gift cards and Java Detour does not charge any service fees that cause a decrement to customer balances. As of September 30, 2007, the Company has recorded $239,326 accrued expenses and other current liabilities for the stored value cards.

While the Company will continue to honor all stored rewards/gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Other income.” The Company did not recognize any such amounts for the three and nine months ended September 30, 2007 and 2006, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

Earnings Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007, the Company had 7,531,165 of potential dilutive securities. The Company’s potential dilutive securities include 3,011,165 stock options that are exercisable between $1.00 and $1.10 per share for the purchase of common stock and 4,520,000 warrants that are exercisable between $0.60 and $2.00 per share for the purchase of common stock. At September 30, 2006, the Company had 1,337,965 of potential dilutive securities. These dilutive securities included 191,254 warrants, 295,454 shares that are issuable upon the conversion of JDCO’s Series A Convertible Preferred Stock, 762,500 shares of common stock issuable upon the conversion of 50% of outstanding convertible notes at $1.00 per share and 88,757 shares of common stock issuable upon the conversion of JDCO’s $300,000 related party convertible note into Series B Convertible Preferred Stock and the further conversion of the Series B Preferred Stock into common stock during 2006. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the three months ended September 30, 2007 and 2006 were $45,534 and $9,797, respectively, and for the nine months ended September 30, 2007 and 2006 were $250,559 and $28,248, respectively.

Promotional Fund Expenses
Promotional costs are charged to expense during the period incurred. These costs arise from advertising for area franchisee stores. These costs are indirect to the Company in that they receive a promotional fee from the franchisees to pay for these costs.

Stock Based Compensation to Other than Employees
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation,” and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before September 30, 2007, which are applicable to the Company.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2007 include rebate balances and balances due from lessees, franchisees and master licensees totaling $36,703.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2007:

Land	$425,000
Site preparation and engineering	109,978
Buildings	1,604,291
Leasehold improvements	1,565,391
Signs	355,823
Store equipment	703,928
Other equipment, furniture, and vehicles	738,332
Total	5,502,743
Less accumulated depreciation	(1,714,674)
Property and equipment, net	$3,788,069
Depreciation expense for the three months ending September 30, 2007 and 2006 was $110,410 and $116,187, respectively, and $367,532 and $310,967 for the nine months ended September 30, 2007 and 2006. Accumulated depreciation for assets under capital leases was $281,817 at September 30, 2007. Depreciation expense for the assets under capital leases was $31,728 and $37,094 for three months ended September 30, 2007 and 2006, respectively, and $125,005 and $109,929 for the nine months ended September  30, 2007 and 2006, respectively.

NOTE 4 - INTANGIBLE ASSETS

Other intangible assets consist of the following at September 30, 2007:

Architectural prototypes	37,457
Franchise operating manuals	28,025
Total	$65,482

The Company has evaluated the intangible assets for impairment and has estimated that $65,482 of the carrying value will be recoverable from its estimated future cash flows.

NOTE 5 - NOTES RECEIVABLE

During 2005, the Company sold one of its Bakersfield, California locations to an unrelated third party for a note receivable in the amount of $450,368. The term of the note is ten years and bears interest at the rate of 6% annually. As of September 30, 2007, $444,471 was still owed to the Company under this note, of which $62,032 is due over the next twelve months and includes $40,339 that is past due. In addition, the Company paid other fees, such as property taxes on behalf of the purchaser in exchange for a note receivable in the amount of $6,250. The Company also advanced the purchaser $16,632 to assist him with rent and property taxes and the Company was owed an additional $40,246 for other expenses paid by the Company on behalf of the unrelated third party. As of September  30, 2007 the Company determined that all these amounts totaling $501,349 were uncollectible and wrote them off as bad debt expense.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 6 - LONG-TERM OBLIGATIONS

 Long-term obligations, excluding capital leases, consist of the following:
2007
Notes payable to a bank, payable in monthly installments with interest at Prime Rate plus 1.75% (10.00% at September 30, 2007), maturing in 2021 through 2029, secured by the property and equipment at four stores	$865,563
Notes payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (11.00% at September 30, 2007), maturing in 2009, secured by substantially all the Company’s assets	65,273
Term loans from vehicle dealer, payable in monthly installments with fixed interest rates of 7.69% and 2.74% maturing in 2011 and 2010, secured by two vehicles	41,594
Total notes payable	$972,430
Less current portion	62,490
Long-term obligations	$909,940

Scheduled annual maturities of long-term obligations for the twelve months ended September 30, excluding capital leases, are as follows:

2008	$63,518
2009	54,630
2010	45,218
2011	37,477
Thereafter	709,097
Total	$909,940

NOTE 7 - LEASE COMMITMENTS

The Company currently has 28 capital leases. Approximately 60% of the leases have a 60-month term with a $1.00 buyout option after the final payment under the lease. The remaining leases have terms of either 36 or 48 months. Additionally, 7% of the leases required a 10% balloon payment at the beginning of the lease, and 3% call for a fair market buy out. All leases have either the final month prepaid or a single payment on account as a refundable security deposit. None of the leases have an escalation clause; however annual payments may vary slightly if there are changes to regional sales or property tax rates.

Capital lease obligations consist of the following:

2007
Lease for the land of the Red Bluff store site, on which payments, less interest at 10% per annum, are credited toward purchase of the land; expires in 2012 with options to extend by two six-year periods; full ownership would be attained in 2022 under present terms	$213,927
Leases for property and equipment at several store sites, expiring through 2010, a majority of the total balance guaranteed by two stockholders	618,894
Total	$832,821

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2011 through 2021. The Company has 16 operating leases. Included in the 16 operating leases are 10 leases governing 8 of its stores (two leases each for its San Francisco and San Rafael stores), an 11th lease for a property it sublets in Bakersfield, a 12th on undeveloped land in Lincoln, CA and a 13th and 14th on land in Wisconsin and North Carolina, respectively, that it plans to begin developing immediately. Two additional leases exist for the Company’s headquarters in California and its sales office in North Carolina. The leases initially run for 5, 10 or 15 years and each store has between one and five-year extensions available. Seven leases have pre-established rent increases that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. Rent expense under operating leases totaled $189,141 and $164,370 for the three month periods ended September 30, 2007 and 2006, respectively, and $654,390 and $525,704 for the nine month periods ended September 30, 2007 and 2006, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

Future minimum lease payments for the twelve months ended September 30 are as follows:

	Capital	Operating	Total
2008	$377,770	$641,374	$1,019,144
2009	302,351	684,555	986,906
2010	144,350	635,436	779,786
2011	81,771	572,607	654,378
2012	28,372	428,903	457,275
Thereafter	257,709	1,008,495	1,266,204

Total	$1,192,323	$3,971,370	$5,163,693
Less amounts representing interest	359,502
Present value of minimum lease payments	832,821
Less current portion	256,705

Total, net of current portion	$576,116

Depreciation expense for the assets under capital leases was $31,728 and $37,094 for three months ended September  30, 2007 and 2006, respectively, and $125,005 and $109,929 for nine months ended September  30, 2007 and 2006

NOTE 8 - LINES OF CREDIT

The Company has unused lines of credit with interest rates ranging from 13.5% to 15.0%. Total available credit under the lines of credit with Wells Fargo Bank is $100,000. Outstanding balances as of September 30, 2007 totaled $0.

NOTE 9 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. As of September 30, 2007, the Company does not have any shares of preferred stock outstanding. All transactions relating to preferred stock prior to the reverse merger were that of JDCO.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

In accordance with FSP EITF 00-19-2, on the date of the private placement, the Company reviewed the terms of the registration rights agreements and as of that date, the Company believed they would meet all of the required deadlines under both of the agreements. As a result, the Company did not record any liability associated with the registration rights agreement. The registration statement covering the shares issued in the private placement was not declared effective within the 120 day requirement. The Company received a 30 day waiver from the investors, which extended the deadline for the effectiveness of the registration statement to April 24, 2007. As a result the Company determined that it was probable that the registration statement would be declared effective within 30 days of the extended deadline and recorded a contingent liability of $150,000 representing one month of registration rights penalties. The Company’s registration was declared effective July 5, 2007. Upon effectiveness, the investors waived the penalty and the Company has recorded a gain on registration rights agreement as other income for the nine months ended September 30, 2007. The Company believed it would meet its deadlines for the registration and effectiveness of the stock underlying the warrant registration rights agreement and therefore did not record any contingent liability associated with those shares. The Company met the deadlines associated with the shares underlying the warrant registration rights agreement.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

The warrants granted to the investors in the above private placement were treated as permanent equity pursuant to exemption from FAS 133.

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan

On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”).   Under the 2006 Plan, a total of 4,249,167 common shares are available for issuance through the grant of a variety of common share-based awards under the plan.  Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options.  As of September 30, 2007, there were 3,011,165 outstanding options under the 2006 Plan, all of which vest over a period of 4 years and 1,238,002 shares are available for issuance.

Summary of Options Granted to Directors, Officers and Employees

The following table summarizes compensatory options granted to directors, officers and other employees for the periods or as of the dates indicated, both under the aforesaid stock plans and in the form of free-standing grants:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2006	2,324,165	$1.03
Exercised	0.00	$0.00
Cancelled	0.00	$0.00
Granted	687,000	$1.00
Balance, September 30, 2007	3,011,165	$1.02

The weighted average remaining contractual life of compensatory options outstanding for directors, officers and employees is 9.29 years at September 30, 2007.  The exercise prices for compensatory options outstanding for directors, officers and employees at September 30, 2007 were as follows:

Number of Options	Exercise Price
2,372,000	$1.00
639,165	$1.10

3,011,165

In accordance with FAS 123R, compensation expense of $328,381 was recognized as a result of the issuance of compensatory stock options issued to directors, officers and employees of the Company for the nine months ended September  30, 2007.

At November 30, 2006, the date of grant, the Company issued 2,324,165 employee stock options and calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.75%, volatility of 130%, estimated life of 5 years and a fair market value of $1.00 per share. The total value of options granted was $2,017,159 and the unvested portion as of September 30, 2007 was $1,680,966.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

At June 20, 2007, the date of grant, the Company issued 687,000 employee stock options and calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.05%, volatility of 131%, estimated life of 5 years and a fair market value of $1.00 per share. The total value of options granted was $465,017 and the unvested portion as of September 30, 2007 was $436,656.

For compensatory options granted to directors, officers and employees during the six months ended June 30, 2007 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.00 and the weighted-average exercise price of such options was $1.00.

WARRANTS

We have outstanding warrants to purchase 4,520,000 shares of our common stock outstanding, exercisable at $2.00 per share for a five-year period from the date of issuance. 4,500,000 of the shares underlying such warrants have weighted average anti-dilution coverage for the issuance of securities within 12 months of the closing of the Merger at a price below $1.00, subject to customary exceptions. On August 10, 2007 Hunter World Markets excercised its warrants pursuant to a cashless excise feature in its warrant. The feature allowed Hunter to convert their shares based on a pre-determined formula. The 500,000 warrants were excercised with the fair market value of the shares of $3.11 and a warrant issue price of $.60. The difference in fair market value over the issue price of $2.51 was 80.7% of the fair market value on the date of issue. Application of the 80.7% to the 500,000 warrants issued yielded a cashless exercise of 403,536 shares.

The Company had the following warrants outstanding to purchase common shares as of September  30, 2007:

2007
Warrants issued in conjunction with issuance of promissory note	-
Warrants issued in conjunction with the issuance of securities	4,520,000

4,520,000

Summary of Warrants Granted

The following table summarizes warrants granted, excercised and cancelled for the nine months ended September  30, 2007.

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2006	5,020,000	$1.86
Exercised	500,000	$0.60
Cancelled	-	$0.60
Granted	-	$0.00
Balance, September 30, 2007	4,520,000	$2.00

Exercisable, September 30, 2007	4,520,000	$2.00

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

The weighted average remaining contractual life of the common share purchase warrants outstanding is 4.17 years at September  30, 2007.  The exercise prices for common share purchases warrants outstanding at September 30, 2007 were as follows:

Number of Warrants	Exercise Price
0	$ 0.60
4,520,000	$ 2.00
4,520,000

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

Related Party Transactions
The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the CEO and President of the Company. There is no ongoing commitment to purchase coffee from Landgrove and the Company can end its association with them at any time. As of September  30, 2007 the Company owes $18,486 for coffee purchases. The Company paid Landgrove $97,716 and $92,925 for the three months ended September  30, 2007 and 2006, respectively. The Company paid Landgrove $313,827 and $275,737 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Company had commitments to purchase whole coffee beans at a total cost of $4.38 per pound for its house blend, $3.73 per pound for its French roast and espresso, $4.29 per pound for decaf, and $3.98 per pound for all other coffee beans. Landgrove Coffees currently pays JDCO Subsidiary a rebate of forty cents per pound for all franchisee coffee purchases from its franchisee in the Midwest.  JDCO Subsidiary, however, reserves the right to earn a profit on the sale of proprietary products of up to 20%. For the three months ended September 30, 2007, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $1,975 which represents approximately 2.2% of JDCO Subsidiary’s total revenues of $88,316. For the three months ended September 30, 2006, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $6,111. For the nine months ended September 30, 2007, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $6,455 which represents approximately 5.4% of JDCO Subsidiary’s total revenues of $120,252. For the nine months ended September 30, 2006, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $6,111.

NOTE 11 - MASTER LICENSE AGREEMENT

On March 30, 2007 the Company entered into a Master License Agreement with Java Universe, LLC, a Nevada limited liability company, for the sale of rights to sell Java Detour® franchises throughout the Middle East and parts of North Africa. The aggregate purchase price is $1.0 million, of which $100,000 was received as a deposit on February 5, 2007 and $400,000 was received during the three months ended June 30, 2007. The remaining balance of $500,000 will be receivable either when the Company registers as a franchisor in the Middle East and North Africa marketplaces or six months from the execution of the Master License Agreement, whichever occurs first. The Company has yet to receive the remaining $500,000 payment. Subsequent to September 30, 2007, the Company entered into an amendment to the Master License Agreement, pursuant to which the Company granted Java Universe an extension until October 31, 2007 to tender the remaining $500,000 payment. The initial $500,000 was recorded as deferred revenue. As an incentive to enter into the Master License Agreement, the Company originally agreed to grant 600,000 options to purchase common shares at $1.00 per share to persons as designated by Java Universe, LLC. The options were initially to be granted under the 2006 Plan, of which all the shares approved for issuance under the 2006 Plan have been registered pursuant to an S-8 registration statement. It has been determined that the options do not qualify for issuance pursuant to the 2006 Plan and the S-8 registration. Instead, the Company intends to issue to Java Universe, LLC another form of derivative security. The Company has not determined what derivative security will be issued to Java Universe; therefore for accounting purposes the Company determined the measurement date has not occurred and no value has been recorded for the derivative security that will be issued. The Company has a commitment to issue Java Universe these derivative securities and believes the terms and number of such derivative securities will be similar to what was originally agreed upon in the Master License Agreement. Once the Company has determined what derivative security will be issued and all other terms are agreed upon by both parties, the value of the derivative security will be recorded as a reduction to unearned revenue and they will be subsequently recorded as a reduction to license fee revenues when they are earned. Neither the previously discussed options nor any other derivative security has been issued by the Company pursuant to the Master License Agreement. The Company will recognize the revenue and the value of the derivative security that will be issued as a sales incentive upon the Company’s completion of all obligations to Java Universe, which includes the granting of the derivative security.  Pusuant to the amendment referenced above, the Company has determined the derivative security to be issued to Java Universe will be a warrant to purchase 600,000 common shares at $1.00 per share, such warrant to be issued upon the Company's receipt of the remaining $500,000 payment from Java Universe.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

As a result of the sale, the Company recognized a loss on the sale of the assets for the Nevada stores in the amount of $378,377 during the three months ended September 30, 2007.

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

Overview

We sell high quality gourmet coffees, whole leaf teas, cold blended beverages, fresh fruit smoothies and select baked goods primarily from company-owned and franchised retail stores. Our immediate goal is to capitalize on the success of our company-owned stores with a new national franchisee program that will help us expand the Java Detour® brand into new domestic and international markets. All of our store locations, whether company-owned or franchised, will continue to focus on our core business concepts: consistently providing superior quality, convenience and customer service to all of our customers. Our main source of revenue, our coffee and related retail beverages and food sales, accounted for more than 88% of our sales for the quarter ended September 30, 2007.

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

Recent Events

In March 2007, we sold the rights to franchise Java Detour® stores throughout the Middle East for $1.0 million, of which the Company has yet to receive payment for $500,000, pursuant to a master licensing agreement with Java Universe, LLC. Pursuant to the master licensing agreement, we also agreed, subject to board approval, to issue derivative securities to purchase 600,000 shares of our common stock at $1.00 per share. Pursuant to an amendment to the master licensing agreement entered into as of October 16, 2007, the Company agreed to extend the payment due date for the remaining $500,000 payment until October 31, 2007 and determined the derivative securities to be issued pursuant to the master licensing agreement would be a warrant to purchase 600,000 shares of our common stock at $1.00 per share.

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

Intangible Assets - When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For intangible assets, impairment tests are performed annually and more frequently if facts and circumstances indicate that carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment was recorded during the nine months ended September 30, 2007.

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

Results of Operations

The following table sets forth our statements of operations for the three and nine months ended September 30, 2007 and 2006 in U.S. dollars:

	Three and Nine Months Ended September 30,
	2007		2006		2007		2006
	Three Months		Three Month		Nine Months		Nine Month
	(in thousands)
Sales and other operating revenues	1,745		1,660		5,026		4,784
Cost of sales	484	27.7%	468	28.2%	1,583	31.5%	1,358	28.4%

Gross profit	1,261	72.3%	1,192	71.8%	3,443	68.5%	3,426	71.6%

Store operating expenses	1,070	61.3%	864	52.0%	3,481	69.3%	2,403	50.3%
Selling, general and administrative expenses	1,030	59.0%	312	18.8%	3,332	66.3%	748	15.6%
Acquisition due diligence cost	182	10.4%			182	3.6%
Depreciation	110	6.3%	116	7.0%	368	7.3%	311	6.5%

Total operating expenses	2,392	137.0%	1,292	77.8%	7,363	146.5%	3,462	72.4%

Income (loss) from operations	(1,131)	64.8%	(100)	6.0%	(3,920)	77.9%	(36)	1.0%

Other income and expenses
Other income	17	1.0%	(183)	11.0%	132	2.6%	39	1.0%
Interest expense	(70)	4.0%	(253)	15.2%	(208)	4.1%	(619)	12.9%
Gain on registration rights agreement	0	0.0%	0	0%	150	3.0%	0	0.0%
Other expenses	(905)	51.8%	(14)	1.0%	(930)	18.5%	(48)	1.0%

Net loss before income taxes	(2,089)	119.7%	(550)	33.1%	(4,776)	95.0%	(664)	13.9%

Income tax benefit, net	(1)	0.01%	0	0%	(3)	0.0%	4	0.0%

Net loss	(2,090)	119.7%	(550)	33.1%	(4,779)	95.0%	(660)	13.8%

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

Sales and other operating revenues for the three months ended September 30, 2007 were approximately $1.7 million, an increase of $0.1 million, or 6.2%, from sales and other operating revenues earned of approximately $1.6 million for the three months ended September 30, 2006. The primary reasons for the increase in sales and other operating revenues earned was an increase in area development fees of $0.2 million and an increase in new store revenues of $0.1 million, partially offset by a decrease in same store revenues of $0.2 million.

Cost of sales for the three months ended September 30, 2007 was approximately $484,000, an increase of $16,000, or 3.4%, from approximately $468,000 for the three months ended September 30, 2006. The increase in cost of sales was primarily due to product costs associated with sales revenues in new stores of $16,000. Cost of sales as a percentage of net sales for the three months ended September 30, 2007 was approximately 27.7%, which was a decrease from 28.2% for the three months ended September 30, 2006.

Gross profit for the three months ended September 30, 2007 was approximately $1.3 million, as compared to $1.2 million for the three months ended September 30, 2006. Our gross profit for the three months ended September 30, 2007 was 72.3% as compared with 71.8% for the three months ended September 30, 2006.

Store expenses were approximately $1.0 million for the three months ended September 30, 2007, an increase of $0.1 million, or 11.1%, from approximately $0.9 million for the three months ended September 30, 2006. The increase was due to an increase of new store operating expenses of $0.1 million for the three month period.

Selling and general administrative expenses were approximately $1.0 million for the three months ended September 30, 2007, an increase of approximately $0.7 million, or 233.0%, from approximately $0.3 million for the three months ended September 30, 2006. The increase was primarily due to increased salaries and benefits of approximately $0.2 million, stock based compensation expense of $0.1 million, increased professional fees and travel associated with the registration of our shares of approximately $0.3 million, and selling and marketing expenses of approximately $0.1 million.

Acquisition due diligence costs for the three months ended September 30, 2007 was approximately $182,000 as compared to $0 for the three months ended September 30, 2006. The increase of $182,000 was due to expenditures in performing due diligence on an unrealized acquisition opportunity.

Depreciation expenses for the three months ended September 30, 2007 was approximately $110,000 as compared to approximately $116,000 for the three months ended September 30, 2006. The decrease of $6,000, or 5.2%, was primarily due to the sale of the Company’s Las Vegas stores.

Other income was approximately $17,000 for the three months ended September 30, 2007 as compared with approximately $183,000 of other loss for the three months ended September 30, 2006. The increase of $200,000 was primarily due to removal of store operating assets for which the Company received reimbursement.

Interest expense for the three months ended September 30, 2007 was approximately $70,000, a decrease of $183,000 or 72.0%, from approximately $253,000 for the three months ended September 30, 2006.  The decrease was primarily due to repayment of outstanding notes with funds from the private placement.

Other expenses for the three months ended September 30, 2007 were approximately $905,000, an increase of $891,000 or 6,364% from approximately $14,000 for the three months ended September 30, 2006. The increase was primarily due to the write-down of the Bakersfield note receivable of $0.5 million and losses on the sale of the Company’s Las Vegas stores of approximately $0.4 million

Net loss for the three months ended September 30, 2007 was approximately $2.1 million, an increase of approximately $1.5 million from approximately $0.6 million for the three months ended September 30, 2006 for the reasons stated above.

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Sales and other operating revenues for the nine months ended September 30, 2007 were approximately $5.0 million, an increase of $0.2 million, or 4.2%, from approximately $4.8 million for the nine months ended September 30, 2006. The primary reasons for the increase was an increase in area development fees of $0.2 million and in new store revenues of $0.4 million, partially offset by a decrease in same store revenues of $0.4 million.

Cost of sales for the nine months ended September 30, 2007 was approximately $1.6 million, an increase of $0.2 million, or 14.3%, from approximately $1.4 million for the nine months ended September 30, 2006. The increase was primarily due to product costs associated with new stores of $0.2 million. Cost of sales as a percentage of net sales for the nine months ended September 30, 2007 was approximately 31.5%, which was an increase from 28.4% for the nine months ended September 30, 2006.

Gross profit for the nine months ended September 30, 2007 was approximately $3.4 million, as compared to $3.4 million for the nine months ended September 30, 2006. Our gross profit for the nine months ended September 30, 2007 was 68.5% as compared with 71.6% for the nine months ended September 30, 2006.

Store expenses were approximately $3.5 million for the nine months ended September 30, 2007, an increase of $1.1 million, or 45.8%, from approximately $2.4 million for the nine months ended September 30, 2006. The increase was due to an increase of new store operating expenses of $0.4 million combined with increased same store operating expenses of approximately $0.7 million.

Selling and general administrative expenses were approximately $3.3 million for the nine months ended September 30, 2007, an increase of approximately $2.6 million, or 371.4%, from approximately $0.7 million for the nine months ended September 30, 2006. The increase was primarily due to increased salaries and benefits of approximately $0.6 million, stock based compensation expense of $0.3 million, increased professional fees and travel associated with the registration of our shares of approximately $1.0 million, increased professional fees associated with franchise registrations of approximately $0.2 million and other general administrative expenses of approximately $0.6 million.

Acquisition due diligence costs for the nine months ended September 30, 2007 was approximately $182,000 as compared to $0 for the nine months ended September 30, 2006. The increase of $182,000 was due to expenditures in performing due diligence on an unrealized acquisition opportunity.

Depreciation expenses for the nine months ended September 30, 2007 was approximately $368,000 as compared to approximately $311,000 for the nine months ended September 30, 2006. The increase of $57,000, or 18.3%, was primarily due to the depreciation on new store equipment.

Other income was approximately $132,000 for the nine months September 30, 2007 as compared with approximately $39,000 of other income for the nine months ended September 30, 2006. The increase of $93,000 was primarily due to interest revenue on deposited funds.

Interest expense for the nine months ended September 30, 2007 was approximately $208,000, a decrease of $411,000 or 66.4%, from approximately $619,000 for the nine months ended September 30, 2006.  The decrease was primarily due to repayment of outstanding notes with funds from the private placement.

Gain on registration rights agreement for the nine months ended September 30, 2007 was $150,000 as compared to $0 for the nine months ended September 30, 2006. The investors granted the Company a waiver of the registration rights penalty when the Company’s share registration became effective July 5, 2007.

Other expenses for the nine months ended September 30, 2007 were approximately $930,000, an increase of approximately $882,000 or 1838% from approximately $48,000 for the nine months ended September 30, 2006. The increase is primarily due to the write-down of the Bakersfield note receivable of $0.5 million and losses on the sale of the company’s Las Vegas operations of $0.4 million.

Net loss for the nine months ended September 30, 2007 was approximately $4.7 million, an increase of approximately $4.1 million from approximately $.6 million for the nine months ended September 30, 2006 for the reasons stated above.

Liquidity and Capital Resources

At September 30, 2007, we had total equity of approximately $3.3 million and had cash and cash equivalents of approximately $1.5 million. As of September 30, 2007, we had borrowed from banks and other institutions and had amounts of approximately $319,195 in our current portion of long-term debt, which includes our current portion of capital lease obligations. Prior to November 2006, we historically financed our business through investor loans, long-term bank loans and lines of credit and cash provided by operations.

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

Net cash used in operating activities for the nine months ended September 30, 2007 was approximately $2.7 million, as compared to approximately $97,260 provided by operations during the nine months ended September 30, 2006. The change is primarily the result of operating losses of approximately $4.7 million for the nine months ended September 30, 2007 partially offset by cash provided through changes in operating assets and liabilities of $.4 million.

Net cash used in investing activities was approximately $0.4 million for the nine months ended September 30, 2007, as compared to net cash used of approximately $0.8 million for the nine months ended September 30, 2006.

Net cash used by financing activities was approximately $0.2 million for the nine months ended September 30, 2007, as compared to cash provided in the amount of approximately $0.8 million for the nine months ended September 30, 2006. The decrease in cash provided was primarily due to borrowings in 2006 by the Company from related parties of approximately $0.5 million, partially offset by payments due to the Company shareholders of approximately $0.2 million.

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

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

We have adopted all accounting pronouncements effective before September 30, 2007, which are applicable to us.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2007, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to Java Detour, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JAVA DETOUR, INC. (Registrant)

November 15, 2007	By:	/s/ Michael Binninger
Michael Binninger
Chief Executive Officer and Chairman of the Board