Form 10KSB
period 2007-12-31
JAVA DETOUR INC.
filed 2008-04-15
CIK 1122887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 000-52357
JAVA DETOUR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5968895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

1550 Bryant Street Suite 500 San Francisco, CA	94103
(Address of principal executive offices)	(Zip Code)

(415) 241-8020
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenue for its most recent fiscal year: $6,470,127

The aggregate market value of the registrant’s shares of voting and non-voting stock held by non-affiliates of the registrant at March 31, 2008 was $1,190,203; for purposes of this calculation only, “affiliates” of the registrant include its directors, officers, and any beneficial holder of 10% or more of the registrant’s outstanding common stock. Such value was computed by reference to the bid price of the registrant’s shares of common stock at March 31, 2008. The registrant’s shares of common stock are quoted in the Pink Sheets under the symbol “JVDT.” No established trading market for the registrant’s common stock has developed and management believes that the bid and ask price of the shares may not accurately reflect the value of the registrant.

The number of shares outstanding of the registrant’s common equity as of March 31, 2008 was 28,743,823.

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

Statements contained in this Annual Report about the contents of any contract or any other document that is filed as an exhibit are not necessarily complete, and we refer you to the full text of the contract or other document filed as an exhibit. A copy of annual, quarterly and special reports and related exhibits and schedules may be inspected without charge at the Public Reference Room maintained by the Board of Directors at 100 F Street, N.E., Washington, D.C. 20549, and copies of such reports may be obtained from the Board of Directors upon payment of the prescribed fee. Information regarding the operation of the Public Reference Room may be obtained by calling the Board of Directors at 1-800-SEC-0330. The Board of Directors maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the terms, “Company,” “we,” “us,” and “our” as used throughout this Annual Report refer to Java Detour, Inc. (formerly known as Media USA.com, Inc.), or “Java Detour,” a Delaware corporation as renamed in November 2006, our wholly-owned subsidiary, JDCO, Inc., a California corporation (“JDCO”), and JDCO’s wholly-owned subsidiary, Java Detour Franchise Corp., a California corporation formerly known as Java Detour (“JDCO Subsidiary”).

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

Overview

We operate through JDCO and sell high quality gourmet coffees, whole leaf teas, cold blended beverages, fresh fruit smoothies and select baked goods primarily from company-owned and franchised retail stores.  We operate and conduct our franchising business through JDCO Subsidiary. Our immediate goal is to capitalize on the success of our company-owned stores and with a national franchise program that will help us expand the Java Detour® brand into new domestic and international markets. All of our store locations, whether company-owned or franchised, will continue to focus on our core business concepts: consistently providing superior quality, convenience and customer service to all of our customers.

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

Retail Stores

As of December 31, 2007, our portfolio of stores includes 11 company-owned and 9 franchised retail outlets. The following table sets forth the locations of each store in our portfolio.

	Company Store Locations		Franchise Store Locations
1.	Auburn, CA	1.	Rochester (#1), MN
2.	Bakersfield, CA	2.	Rochester (#2), MN
3.	Chico (#1), CA	3.	La Crosse (#1), WI
4.	Chico (#2), CA	4.	La Crosse (#2), WI
5.	Citrus Heights, CA	5.	Madison, WI
6.	Marysville, CA	6.	Las Vegas (Charleston), NV
7.	Red Bluff, CA	7.	Las Vegas (Pecos), NV
8.	Redding, CA	8.	Las Vegas (Tropicana), NV
9.	San Francisco, CA	9.	Las Vegas (Warm Springs), NV
10.	San Rafael, CA
11.	Yuba City, CA

The following table sets forth our revenues for the years ended December 31, 2007 and 2006 in U.S. dollars:

	Year ended December 31, 2007	Year ended December 31, 2006
Company-owned Store Revenues	$6,127,951	$6,317,946
Franchise Revenues	342,176	71,771
Total	$6,470,127	$6,389,717

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

Company-Owned Stores

Our first drive-through gourmet beverage store opened in California in 1995. As of December 31, 2007, we owned and operated 11 locations in California. We believe that with each new store opening, brand awareness and customer loyalty continues to grow. We believe that as we continue to open new company-owned stores our credit worthiness and attractiveness as a tenant for real estate developers and as a viable franchise for potential new franchisees will also continue to increase.

We have signed a number of strategic agreements designed to expedite our national expansion. In August 2006, we signed an exclusive development agreement with Pavilion Development to develop up to 30 stores in Texas and Florida. Pursuant to the development agreement, we also designated Pavilion Development as a preferred developer for any new markets we consider going forward, meaning that Pavilion Development has a right of first refusal to develop stores for us in such new markets on terms substantially similar to those in our current agreement with Pavilion Development. Pursuant to the terms of our agreement, Pavilion Development is responsible for the entire development process, from identifying and selecting sites for the new store locations to negotiating with and contracting to purchase the designated sites to managing and supervising the construction process until the store is built and delivered to us according to our agreed upon specifications. The first store under the Pavilion Development agreement was built and delivered to us for a store opening in January 2008 while the second store under the Pavilion Development agreement is currently in the planning stages. Both of these stores will be located in Charlotte, NC. We are not obligated to approve and accept delivery of any stores from Pavilion Development unless such stores meet our specifications nor are we financially obligated to pay any fees to Pavilion Development under our agreement except to the extent that we approve and accept delivery of a store developed by Pavilion Development. Beginning in June 2007, we began paying Pavilion Development $4,250 per month in rental fees for our first store in Charlotte, North Carolina that was developed by Pavilion Development.

Franchised Stores

The Java Detour® franchise opportunity attracts individuals seeking single store ownership, larger area developments and multi-unit operators interested in co-branding opportunities. We sold our first franchise area development in Minnesota and Wisconsin in 2000. In September 2006, we sold our first international territory for the rights to franchise Java Detour® stores throughout Ireland with additional options to franchise in the United Kingdom pursuant to a master licensing agreement. Since then, we have also sold the rights to franchise in China. As of December 31, 2007, we had 9 franchised stores in operation.

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

Franchising is another method of raising capital and creating annuity income streams. For our franchised stores, we earn a one-time initial franchise fee for each individual location of $28,500. Additionally, we receive an on-going annual royalty of 4% of monthly gross sales, advertising fund fees of 2% and coop advertising fees of 1% of the franchised store’s annual gross sales. Furthermore, we may also supply our coffee and other store equipment supplies to the franchises at up to a 20% mark-up above cost. Typically, the term for our franchise agreements is 10 years, renewable in 5-year increments.

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

•
Opening successful new company-owned stores throughout the country. We continue to seek additional penetration in existing markets as well as in new domestic markets nationwide. In order to maximize expansion opportunities, we have created four different store footprints. These different store designs allow us to easily configure into multiple venues such as shopping centers, stand-alone commercial retail spaces, parking lots, airports, shopping malls and urban office spaces. We plan to expand our company-owned stores primarily throughout California, Arizona, Texas, Florida, North Carolina, and Nevada with approximately 26 new retail locations planned by year-end 2010.

•
Expanding our franchise operations. We intend to continue to afford strategic franchising domestically and abroad where we believe there are significant opportunities to develop and operate our brand. We believe strategic franchise development helps build brand awareness and add annuity revenue. We plan to expand our franchise retail operations throughout the country with approximately 44 new franchise locations planned by year-end 2010. Expanding into the international market for the first time in 2006, we currently have sold the territories of Ireland and China.

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

•
Expanded menu offerings. We intend to continue to expand and diversify our product offerings in an attempt to attract new customers and increase the frequency of visits by current customers. In 2006, we launched a new menu and unveiled several new products including specialty teas, and milkshakes. In 2007 we introduced a new line of holiday flavored coffees. Our goal is to launch one new proprietary drink or product per year. Currently, we are working on the launch of panini and breakfast sandwiches in our company-owned stores which we expect to complete in April 2008. We anticipate spending approximately $5,000 to market this offering which is estimated to make up less than 2% of overall store sales. Depending on how the product fares with our customers, we will determine whether to make the panini sandwiches a permanent part of our menu offerings. We have also begun offering a variety of baked goods such as muffins, danishes, bars and cookies to our customers. Along with marketing materials, the new in-store menus help guide customers through the process of choosing beverages and the right blend of coffee, all of which we believe helps build consumer loyalty and brand awareness.

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

Coffee Beans

We purchase our whole coffee beans from various coffee-producing regions around the world. We purchase our coffee beans from a roaster who is directly responsible for selecting the supplier, purchasing, roasting, packaging and distributing coffee beans directly to our Java Detour® stores. While we typically do not enter into exclusive supply contracts to purchase coffee beans, we do enter oral agreements for pricing for each 50,000 pounds purchased and we purchase whole coffee beans at the agreed upon price per pound on a net 30 basis. Currently, we purchase all of our coffee beans from Landgrove Coffee Co., a company co-owned by Jon Binninger, a brother of Michael and Steven Binninger, our Chief Executive Officer and Chief Operating Officer, respectively.

As of January 2008, we had commitments to purchase whole coffee beans at a total cost of $3.73 per pound for our espresso & French roast blends, $4.29 per pound for our decaffeinated blend, $4.38 per pound for our house blend, and $4.92 per pound for specialty blends. Together with our existing coffee bean inventory, we expect to have an adequate supply of coffee beans through June, 2008. Going forward, we intend to continue to purchase green beans in the spot market at negotiated prices. Because we are not locked into an exclusive agreement with any particular supplier, we are able to negotiate with and purchase from various green bean suppliers throughout the country. While we currently purchase our coffee exclusively from Landgrove Coffee, we have relationships with other roasters who are capable of supplying us with our coffee beans. We believe that this flexibility will ensure that we are able to secure a sufficient supply of green beans going forward.

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

Employees

As of December 31, 2007, we employed 126 employees, 52 of whom are employed full-time. 113 of our employees were employed in our retail stores with the remainder in our corporate offices, and store and franchise development and operations. None of our employees are represented by a labor union and our relations with our employees are good.

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

Our California retail stores generated 84.5% of our net revenue for the year ended December 31, 2007. We expect that our California operations will continue to generate the substantial portion of our revenue for the foreseeable future. In addition, our California retail stores provide us with means for increasing brand awareness, building customer loyalty and creating a premium gourmet coffee brand.  As a result, a worsening of economic conditions or a decrease in consumer spending in California may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy.

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

Our expansion plans depend in large part on opening retail locations in new markets where we may have little or no operating experience. The success of these new locations will be affected by the different competitive conditions, consumer tastes and discretionary spending patterns of the new markets we enter, as well as our ability to generate market awareness of the Java Detour® brand. Although we have opened nine locations in markets outside California and expect to continue to do so, we may not achieve the same levels of profitability at these other locations as we have with those located in California.

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

The success of our business to date has been, and our continuing success will depend, to a large degree on the continued services of our executive officers, especially our Chief Executive Officer, Michael Binninger, and other key personnel who have extensive experience in the gourmet coffee industry. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, our business would suffer. We do carry key person life insurance on our executive officers.

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

Market prices for our common stock will be influenced by a number of factors, including:

•	changes in interest rates;
•	competitive developments, including announcements by competitors of new products of services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	changes in financial estimates by securities analysts;
•	the depth and liquidity of the market for our common stock;
•	investor perceptions of our company; and
•	general economic and other national conditions.

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

Our internal control over financial reporting or disclosure controls and procedures may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting and disclosure controls and procedures. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting or disclosure controls and procedures may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure controls and procedures or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure controls and procedures may have an adverse impact on the price of our common stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, beginning with this Annual Report, we are required to furnish a report by our management on our internal control over financial reporting. We believe that the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. If we are unable to provide a reliable and accurate assessment of our internal control over financial reporting, our business and operating results could be harmed and investor confidence and share value may be negatively affected. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment when required to do so, investor confidence and share value may be negatively impacted.

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

Substantial sales of our common stock in the public market, or the perception that such sales could occur, could result in the drop in the market price of our securities and make it more difficult for us to complete future equity financings on acceptable terms, if at all, by introducing a large number of sellers to the market. As of March 31, 2008, we had 28,743,823 shares of our common stock outstanding and approximately 13,860,996 shares of common stock are registered pursuant to effective registration statements filed with the SEC and such shares may be freely sold and transferred without further restriction under the Securities Act except if subject to a lock-up agreement. Of those freely tradable shares, 4,520,000 shares represent shares underlying outstanding warrants..

From time to time, certain of our stockholders may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive offices and product development are located in San Francisco, California, in a leased facility consisting of approximately 2,829 square feet. Pursuant to our lease agreement expiring on April 30, 2012, we pay a base rent of $9,253.19 per month, subject to adjustment pursuant to the terms of the lease agreement, to lease our offices.

We also lease all but two of our company-owned store facilities. All of our existing leases for such facilities are for 2 to 15 years with none of such leases scheduled to expire before 2009 and the majority of those leases not scheduled to expire for at least 10 years. Additionally, we have the option to renew all but two of the leases for a significant renewal term. We regularly evaluate the economic performance of our company-owned stores and, when feasible, close or sell ones that do not meet our expectations. In reviewing economic performance, we typically review profitability and sales growth of each of our company-owned stores on a continuous basis. In conjunction with this review, we also analyze cash flows from operations to determine the impact of a particular store’s cash contribution on our overall financial health. We also consider certain intangible variables such as the consumer brand recognition generated by a particular store before making the decision to sell an otherwise underperforming store. In the event that we determine that a particular store location is not, and cannot be, managed to provide an economic benefit to us, then we close or sell such store. To date, we have only sold one underperforming store.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings involving our company or our assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock are currently quoted for trading on Pink Sheets under the symbol “JVDT.” The following table shows the high and low bid prices for our common stock on Pink Sheets for each quarter over the last two fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	2006
	High	Low
Quarter ended:
March 31, 2006	None	None
June 30, 2006	None	None
September 30, 2006	$0.52	$0.24
December 31, 2006	$2.24	$0.24
	2007
	High	Low
Quarter ended:
March 31, 2007	$2.50	$2.00
June 30, 2007	$2.90	$2.50
September 30, 2007	$3.90	$2.00
December 31, 2007	$2.80	$1.01

On March 31, 2008, the closing bid price for our common stock in the Pink Sheets was $0.10 per share; the price will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

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

Holders of our Common Stock

As of March 31, 2008, we had 28,743,823 shares of our common stock issued and outstanding, which are held by approximately 88 shareholders.

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

Equity Compensation Plan

	# of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,211,165	$1.02	1,038,002
Equity compensation plans not approved by securities holders	-	-	-
Total	3,211,165	$1.02	1,038,002

On November 30, 2006, the Board of Directors and our shareholders approved the 2006 Java Detour, Inc. Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan authorizes the issuance of options to purchase shares of common stock and the grant of stock awards. Administration of the Equity Incentive Plan is carried out by our Board of Directors or any committee of the Board of Directors to which the Board of Directors has delegated all or a portion of responsibility for the implementation, interpretation or administration of the Equity Incentive Plan. Our employees, officers and directors (including employees, officers and directors of our affiliates) are eligible to participate in the Equity Incentive Plan. The administrator of the Equity Incentive Plan will select the participants who are granted stock options or stock awards and, consistent with the terms of the Equity Incentive Plan, will establish the terms of each stock option or stock award. The maximum period in which a stock option may be exercised will be fixed by the administrator. Under the Equity Incentive Plan, the maximum number of shares of common stock that may be subject to stock options or stock awards is 4,249,167. As of December 31, 2007, we have granted an aggregate of 3,211,165 options to our directors, officers and employees with 1,038,002 shares of common stock available for future issuance. For more information, please see the discussion under “Item 10. Executive Compensation.”

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements, including the related notes thereto, and other financial information included herein. The information in this Annual Report includes forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events.

Overview

We sell high quality gourmet coffees, whole leaf teas, cold blended beverages, fresh fruit smoothies and select baked goods primarily from company-owned and franchised retail stores. Our immediate goal is to capitalize on the success of our company-owned stores with a new national franchisee program that will help us expand the Java Detour® brand into new domestic and international markets. All of our store locations, whether company-owned or franchised, will continue to focus on our core business concepts: consistently providing superior quality, convenience and customer service to all of our customers. Our main source of revenue, our coffee and related retail beverages and food sales, accounted for more than 94.7% of our sales for the year ended December 31, 2007.

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

Recent Events

On January 2, 2008, Java Nevada, one of our franchisees, turned over operations of its four Nevada franchise stores back to us. We are currently operating these stores as we negotiate the terms for an amendment to the Purchase Agreement with Java Nevada whereby we intend to terminate the current master franchise agreement in place with Java Nevada in connection with the Nevada territory. As a part of this process, we have solicited offers for the purchase of the four Nevada franchise stores from interested third parties.

On April 7, 2008, through our wholly-owned subsidiary JDCO, Inc. (“JDCO”), we purchased from Java Universe, LLC (“Java Universe”) its right, title and interest in the assets related to a coffee retail location in West Hollywood, California (the “Assets”), pursuant to an Asset Purchase Agreement we entered into with JDCO, Java Universe, Elie Samaha and Joseph Merhi (the “Purchase Agreement”). The purchase price for the Assets was $1,450,000 which was paid with 1,450,000 shares of our common stock valued at $1.00 per share. As a condition to closing of the Purchase Agreement, we also entered into an Agency, Co-Occupancy and Operating Agreement (the “Operating Agreement”) with Demitri Samaha, Samaha Foods and Java Universe for the lease, occupancy and use of the West Hollywood store premises. Pursuant to the terms of the Operating Agreement, certain events may trigger the relinquishment of a portion of the common stock issued to Java Universe under the Purchase Agreement.

On April 7, 2008, we also agreed to terminate our Middle East and Southern California master franchise agreements with Java Universe pursuant to a Termination, Waiver and Mutual Release we entered into with Java Detour Franchise Corp. and Java Universe. Pursuant to such release, we terminated the franchise agreements in exchange for 550,000 shares of our common stock valued at $1.00 per share.

On March 18, 2008, we amended our area development agreement with Colorado Java, one of our franchisees, modifying such agreement to become a master franchise agreement for the State of Colorado. Pursuant to the amended agreement, the aggregate purchase price due and payable by Java Colorado was amended from $142,500 to $275,000 (less the $57,000 already paid under the original area development agreement). We have since received the remaining $218,000 due and payable under the master franchise agreement. Upon payment in full by Java Colorado, we agreed to issue 100,000 warrants to purchase shares of our common stock. Although we have received payment in full, the warrants have not yet been issued.

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

Intangible Assets - When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For intangible assets, impairment tests are performed annually and more frequently if facts and circumstances indicate that carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment was recorded for the year ended December 31, 2007. Impairment of $80,165 was recorded during the year ended December 31, 2006 related to new product formulation and brand re-imaging.

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

Results of Operations

The following table sets forth our statements of operations for the years ended December 31, 2007 and 2006 in U.S. dollars:

	Year Ended December 31,
	2007	2006

	(in thousands)
Sales and other operating revenues	$6,470	$6,390
Cost of sales	(2,022)	(1,846)

Gross profit	$4,448	$4,544

Store expenses	4,434	3,326
Selling, general and administrative expenses	4,242	2,956
Acquisition due diligence	209
Depreciation	462	430

Total operating expenses	9,347	$6,712

Income (loss) from operations	(4,899)	(2,168)

Other income and expenses
Other income	142	41
Interest expense	(267)	(1,480)
Registration rights expense	150	(150)
Other expenses	(990)	(92)

Net loss before income taxes	$(5,864)	$(3,849)

Income tax (expense) benefit	(3)	4

Net loss	$(5,867)	$(3,845)

Comparison of the Fiscal Year ended December 31, 2007 to the Year ended December 31, 2006

Sales and other operating revenues for year ended December 31, 2007 were approximately $6.5 million, an increase of $0.1 million, or 1.3%, from sales and other operating revenues earned of approximately $6.4 million for the year ended December 31, 2006. The primary reasons for the increase was an increase in area development fees of $0.2 million and in new store revenues of $0.3 million, offset by a decrease in same store revenues of $0.4 million.

Cost of sales for the year ended December 31, 2007 was approximately $2.0 million, an increase of $0.2 million, or 9.5%, from approximately $1.8 million for the year ended December 31, 2006. The increase was primarily due to product costs associated with new stores of $0.2 million. Cost of sales as a percentage of net sales for the year ended December 31, 2007 was approximately 31.3%, which was an increase from 28.9% for the year ended December 31, 2006. This increase was primarily due to the rise in fuel prices which caused our milk and other product distributors to raise prices significantly.

Gross profit for the year ended December 31, 2007 was approximately $4.4 million, a decrease of $95,000, or 2.1%, from $4.5 million for the year ended December 31, 2006. Our gross margin for the year ended December 31, 2007 was 68.7% as compared with 71.1% for the year ended December 31, 2006.

Store expenses were approximately $4.4 million for the year ended December 31, 2007, an increase of $1.1 million, or 33.3%, from approximately $3.3 million for the year ended December 31, 2006. The increase was due to an increase of new store operating expenses of $0.4 million combined with increased same store operating expenses of approximately $0.7 million.

Selling and general administrative expenses were approximately $4.2 million for the year ended December 31, 2007, an increase of approximately $1.2 million, or 43.5%, from approximately $3.0 million for the year ended December 31, 2006. The increase was primarily due to increased salaries and benefits of approximately $0.6 million, stock based compensation expense of $0.4 million, and other general administrative expenses of approximately $0.3 million.

Acquisition due diligence costs for the year ended December 31, 2007 was approximately $209,000 as compared to $0 for the year ended December 31, 2006. The increase of $209,000 was due to expenditures in performing due diligence on an unrealized acquisition opportunity.

Depreciation expenses for the year ended December 31, 2007 was approximately $462,000 as compared to approximately $430,000 for the year ended December 31, 2006. The increase of approximately $32,000, or 7.4%, was primarily due to the depreciation on new store equipment.

Other income was approximately $142,000 for the year ended December 31, 2007 as compared with approximately $41,000 of other income for the year ended December 31, 2006. The increase of approximately $101,000 was primarily due to interest revenue on deposited funds.

Other expenses for the year ended December 31, 2007 was approximately $990,000, an increase of $898,000, or 976.1%, from approximately $92,000 for the year ended December 31, 2006. The increase was primarily due to $506,000 in debt determined to be uncollectable and $402,000 lost on sale and disposal of equipment.

Interest expenses for the year ended December 31, 2007 was approximately $267,000, a decrease of $1.2 million or 82.0%, from approximately $1.5 million for the year ended December 31, 2006. The decrease was primarily due to repayment of outstanding notes with proceeds from a $10.0 million private placement in November 2006.

Net loss for the year ended December 31, 2007 was approximately $5.9 million , an increase of approximately $2.1 million , or 52.6%, from $3.8 million for the year ended December 31, 2006 for the reasons stated above.

Liquidity and Capital Resources

At December 31, 2007, we had total equity of approximately $2.4 million and had cash and cash equivalents of approximately $671,000. Prior to November 2006, we have historically financed our business through long-term bank loans and lines of credit and cash provided by operations.

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

Pursuant to a business loan agreement dated September 19, 2006 and maturing on July 1, 2007, Summit Bank extended a line of credit in the principal amount of $1,500,000, guaranteed by Michael Binninger, Steven Binninger, Paul F. Klapper and the Klapper Family Trust, each shareholders of our company. Concurrent with the closing of the Merger using proceeds of the Private Placement referenced below, we paid off the Summit line of credit as well as a line of credit with Wells Fargo Bank, N.A. in the amount of $99,300 and a line of credit with American Express in the amount of $26,500.

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

In November 2006, we received gross proceeds of $10.0 million in a private placement transaction (the “Private Placement”). Each investor in the Private Placement purchased shares of our common stock and five-year warrants to purchase 25% of the common stock purchased by such investor in the Private Placement. For its services as placement agent, Hunter received a fee equal to 10% of the funds placed in the Private Placement. Hunter also received, for nominal consideration, five-year warrants to purchase 2,000,000 shares of our common stock, exercisable at the same share price of the shares sold in the Private Placement. We also incurred legal and accounting expenses of approximately $270,000. After commission and expenses, we received net proceeds of approximately $8.75 million.

Net cash used in operating activities for the year ended December 31, 2007 was approximately $3.1 million, as compared to approximately $1.0 million used during the year ended 2006. The change is primarily the result of operating losses during the year ended December 31, 2007 of approximately $5.9 million as compared to operating losses of approximately $3.8 million during the year ended December 31, 2006.

Net cash used by investing activities was approximately $0.9 million for the year ended December 31, 2007, as compared to net cash used of approximately $0.8 million for the year ended December 31, 2006. The increase in cash used was primarily a result of increased capital asset acquisitions of approximately $0.3 million partially offset by payments received on outstanding notes receivable of $0.2 million during the year ended December 31, 2007 and an increase in capital expenditures for intangible assets.

Net cash used in financing activities was approximately $0.3 million for the year ended December 31, 2007, as compared to cash provided in the amount of approximately $6.6 million for the year ended December 31, 2006. The change was primarily due to the Private Placement partialy offset by a pay down in outstanding notes of $3.1 million during the year ended December 31, 2006.

Our capital requirements, including development costs related to the opening of additional retail locations and expansion of our franchise retail operations, have been, and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords. During 2008, we intend to expend approximately $0.9 million to continue to strategically expand our retail operations while also creating other outlets and distribution points for sales of our products. We believe that by selling additional franchises both domestically and internationally and larger area development agreements several of which we have been working on extensively for several months, through the strategic expansion of both our company owned and franchised stores domestically and internationally, possible closing of one or two underperforming stores domestically, coupled with our efforts to increase same store sales we believe we will generate sufficient liquidity and resources to fund our operations for at least 12 months. In addition to the above, we have and continue to find areas to aggressively cut costs at both the corporate and store levels. We continue discussions for the possibility of future capital raises and other strategic opportunities.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

We have adopted all accounting pronouncements effective before December 31, 2007, which are applicable to us.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the potential effect of SFAS No. 157 on its consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted. We chose to early adopt EITF 00-19-2 effective December 31, 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided we make that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently assessing the potential effect of SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We have not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110, Share-Based Payment (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. We utilized the guidance in SAB 110 in estimating the expected terms of options granted to employees.

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

JAVA DETOUR, INC. AND SUBSIDIARIES

AJ. ROBBINS, P.C.

Certified Public Accountants

216 Sixteenth Street

Suite 600

Denver, Colorado 80202

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Java Detour, Inc.
San Francisco, California

We have audited the accompanying consolidated balance sheet of Java Detour, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Java Detour, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and consolidated cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ AJ. Robbins PC.

AJ. Robbins PC
Certified Public Accountants

Denver, Colorado
March 21, 2008, except for note 16 and 17, as to which the date is April 11, 2008.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$671,018
Accounts receivable, net	97,167
Inventories	85,421
Prepaid expenses	127,443
Total current assets	981,049

NONCURRENT ASSETS:
Notes receivable, net	900,000
Property and equipment, net	4,192,213
Intangibles	498,907
Prepaid expenses	26,049
Deferred tax assets	485,647
Other assets	70,756

TOTAL ASSETS	$7,154,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$703,491
Accounts payable, related party	46,086
Deferred revenue, current portion	792,500
Notes payable, current portion	146,508
Capital lease obligations, current portion	261,504
Accrued expenses and other current liabilities	414,724
Total current liabilities	2,364,813

Deferred revenue, net of current portion	385,500
Notes payable, net of current portion	1,287,037
Capital lease obligations, net of current portion	510,017
Deferred rent	203,502
Total liabilities	4,750,869

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 Shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 28,743,823 shares issued and outstanding	28,745
Additional paid in capital	14,790,037
Accumulated deficit	(12,415,030)
Total stockholders’ equity	2,403,752

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,154,621

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
OPERATING REVENUES:
Sales and other operating revenues, net	$6,470,127	$6,389,717
Cost of sales	(2,021,678)	(1,846,176)
Gross profit	4,448,449	4,543,541

OPERATING EXPENSES:
Store operating expenses	4,433,547	3,325,827
Selling, general and administrative expenses	4,241,603	2,955,967
Acquisition due diligence	209,426	-
Depreciation	462,063	430,193

Total operating expenses	9,346,639	6,711,987

INCOME (LOSS) FROM OPERATIONS	(4,898,190)	(2,168,446)

OTHER INCOME/(EXPENSE):
Other income	141,514	41,657
Interest expense	(266,728)	(1,480,247)
Gain (Loss) on registration rights agreement	150,000	(150,000)
Other expenses	(990,101)	(92,127)
Total other income/(expense)	(965,315)	(1,680,717)

NET (LOSS) BEFORE INCOME TAXES	(5,863,505)	(3,849,163)

INCOME TAX (EXPENSE)BENEFIT	(3,322)	3,996

NET (LOSS)	(5,866,827)	(3,845,167)

PREFERRED STOCK DIVIDENDS	0	(54,923)

NET LOSS ATTIBUTED TO COMMON STOCKHOLDERS	$(5,866,827)	$(3,900,090)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.21)	$(0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	28,488,531	12,405,530

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock Series A		Common	Stock	Additional	Accumulated
					Paid in
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2005	295,454	$296	10,875,460	$10,875	$1,379,856	$(2,648,113)	$(1,257,086)

Declaration of preferred dividends						(54,923)	(54,923)
Amortization of warrants granted with preferred stock					40,807		40,807
Conversion of Series A Preferred shares	(295,454)	(296)	1,062,125	1,062	(766)		-
Conversion of Series A Preferred – warrants and dividends			279,078	279	173,067		173,346
Conversion of convertible notes and accrued interest			3,281,781	3,282	1,926,505		1,929,787
Conversion of notes payable			501,586	502	571,813		572,315
Sale of common stock, net of offering costs of $1,050,000			10,000,000	10,000	8,940,000		8,950,000
Effect of reverse merger			1,534,345	1,534	(1,534)		-
Common stock issued for services			793,412	794	792,608		793,402
Warrants granted for bridge loan					450,499		450,499
Fair value of employee stock options					33,619		33,619
Net loss for the year						(3,845,167)	(3,845,167)

Balance, December 31, 2006	-	-	28,327,787	28,328	14,306,474	(6,548,203)	7,786,599

Fair value of employee stock options					458,980		458,980
Shares issued in connection with acquisition			12,500	13	24,987		25,000
Shares issued for cashless exercise of warrants			403,536	404	(404)		-
Net loss for the year						(5,866,827)	(5,866,827)

Balance, December 31, 2007	-	$-	28,743,823	$28,745	$14,790,037	$(12,415,030)	$2,403,752

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net income/(loss)	$(5,866,827)	$(3,845,167)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	462,063	430,193
Loss (gain) on disposal of fixed assets	398,279	76,565
Loss on sale of available for sale investments	16,167	-
Impairment of intangible assets		80,165
Write-down of uncollectable note receivable	501,443
Amortization of beneficial conversion feature		39,607
Value of stock issued for services		793,402
Value of stock issued as repayment of accrued interest		19,181
Value of warrants granted for loan fees		450,499
Value of options granted to employees	458,980	33,619
Amortization of fair value of warrants granted in connection with issuance of preferred stock		40,807
Changes in operating assets & liabilities
Accounts receivable	(100,571)	8,024
Inventories	(39,502)	(15,408)
Deferred financing costs	-	150,655
Prepaid expenses	(71,453)	(33,683)
Prepaid expenses long term	(13,731)	-
Deferred tax assets	-	(3,996)
Other assets	(12,901)	12,497
Accounts payable	334,343	(50,353)
Accounts payable related party	10,642	35,444
Deferred revenue	803,000	357,000
Accrued expenses and other current liabilities	94,853	250,025
Contingent liability	(150,000)	150,000
Deferred rent	79,326	62,494
NET CASH (USED IN) OPERATING ACTIVITIES	(3,095,889)	(958,430)

CASH FLOW FROM (TO) INVESTING ACTIVITIES
Purchase of property and equipment	(1,010,825)	(839,326)
Payments received on notes receivable	200,000	7,101
Purchase of investments	(991,481)	-
Proceeds from sale of investments	975,314	-
Intangible assets	(63,031)	(5,600)
NET CASH (USED IN) INVESTING ACTIVITIES	(890,023)	(837,825)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Advances to shareholders	-	(62,751)
Proceeds from notes payable	-	525,990
Principal repayments of notes payable	(48,710)	(541,167)
Principal repayments of capital lease obligations	(232,509)	(187,585)
Principal repayments of lines of credit	-	(1,630,026)
Proceeds from related party notes payable	-	530,000
Principal repayments of related party notes payable	-	(964,537)
Preferred dividends paid	-	(9,986)
Proceeds from issuance of common stock	-	10,000,000
Payment of offering costs	-	(1,050,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(281,219)	6,609,938

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,267,131)	4,813,683
Cash and cash equivalents, at beginning of period	4,938,149	124,466

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$671,018	$4,938,149
NONCASH INVESTING AND FINANCING ACTIVITY:
Acquisition of property and equipment under capital leases	$-	$473,005
Acquisition of property and equipment through contribution by stockholders	$-	$201,900
Acquisition of property and equipment under note payable	$501,111	$-
Repayment of convertible notes in exchange for common stock	$-	$1,355,000
Repayment of related party notes in exchange for common stock	$-	$550,050
Repayment of related party convertible notes in exchange for common stock	$-	$470,000
Repayment of accrued interest and finance charges in exchange for common stock	$-	$127,121
Preferred stock dividends in exchange for common stock	$-	$173,347
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$258,065	$687,004
Cash paid for income taxes	$3,200	$1,600

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Java Detour, Inc. (formerly known as Media USA.com, Inc. and referred to herein as the “Company” or “Java Detour”) operates through its wholly-owned subsidiary JDCO, Inc., a California corporation (“JDCO”). The Company sells high-quality gourmet coffees, whole leaf teas, cold-blended beverages, fresh fruit smoothies and select baked goods to its customers from uniquely designed retail stores specialized in providing fast and convenience customer service. Java Detour Franchise Corp., a California corporation formerly known as Java Detour (“JDCO Subsidiary”) and a wholly owned subsidiary of JDCO, is a franchisor of Java Detour cafés, with nine franchised outlets in the United States. As of December 31, 2007, there were 11 company-owned stores and 9 franchised stores.

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

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Management Plans

Management plans to generate sufficient liquidity and resources to fund the Company’s operations in 2008 through strategic initiatives. Management has engaged a number of domestic and international master license opportunities for the Middle East, Vietnam, Colorado and the Los Angeles areas. Management believes these agreements will close before June 2008. Completion of these master license agreements will provide for up to an anticipated $1.4 million in operating cash flow in 2008. Management is also working to acquire five additional stores which will generate an anticipated cash flow from operations of up to $300,000. In addition, management has and will continue to aggressively find areas to cut corporate expenses and increase same store sales. Management is continuously evaluating the performance of its store operations and will close underperforming stores if it becomes necessary. Management is also active in procuring investment capital and other strategic partnerships. Management believes that the completion of these initiatives will permit the opening of two additional Company stores in 2008 and will adequately generate liquidity and resources to fund its operations through 2008.

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

The Company primarily operates its stores in California and Nevada and generated approximately 84.5% of its revenues in California in the year ended December 31, 2007.

Accounts Receivable
Accounts receivable are stated at amounts due from customers or individuals net of an allowance for doubtful accounts. Accounts longer than the contractual payment terms are considered past due.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of franchisees to make required payments.  The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience. At December 31, 2007 the allowance for doubtful accounts balance was $61,335.

Due from Stockholders
Prior to becoming a reporting company with the United States Securities and Exchange Commission (“SEC”), the Company made advances to certain of the Company's original stockholders. These advances were non-interest bearing and payable upon the demand of the Company. The stockholders repaid these advances during 2006 by applying payroll owed to them in the amount of $56,972 and by paying for and contributing leasehold improvements into newly constructed Java Detour store locations in the amount of $201,900.

Notes Receivable
Notes receivable consist of amounts due from purchasers of former Company owned stores and are stated net of amounts due from an individual that acquired the assets of a store. The Company routinely evaluates the collectability of the notes to determine if there is any risk of default. During the year ended December 31, 2007 the Company reserved $442,471 as an allowance for uncollectable debt.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Investments
Investments consist of corporate and government bonds. The Company purchased these during 2007 and classified them as available for sale. Any unrealized gain or loss was recognized as other comprehensive income (loss) prior to the sale of these investments. All investments were sold prior to December 31, 2007 and the Company recorded $16,167 as realized loss on sale of investments during the year ended December 31, 2007.

Deferred Acquisition Costs
Deferred acquisition costs, consisting of legal and accounting fees relating to a future acquisition will be capitalized. The deferred acquisition costs will be included in the purchase price allocation in the event the acquisition is successful. In the event the acquisition is unsuccessful or is abandoned, the deferred acquisition costs will be expensed.

Acquisition Due Diligence Costs
Acquisition due diligence costs, consisting of legal, accounting and travel expenses relating to an acquisition target in which the Company was unable complete negotiations. These expenses would have been included in the purchase price allocation in the event the acquisition was successfully completed. They are now being recorded as an expense, in as much as the acquisition was abandoned. Acquisition due diligence costs on an unrealized acquisition opportunity for twelve months ended December 31, 2007 and 2006 were approximately $209,000 and $0, respectively.

Inventories
Inventories consist of coffee and other beverage ingredients, cups, napkins, and other serving goods, and are valued at the lower of cost or market, computed on the first-in, first-out basis.

Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The estimated lives in determining depreciation are recognized on the straight-line method over estimated useful lives of five to seven years for equipment, signs, vehicles, and site preparation and engineering. For leasehold improvements and buildings, the Company depreciates the assets over the shorter of their estimated useful lives or original lease terms plus any renewal periods for which renewal has been determined to be reasonably assured.

Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Impairment of $80,165 was recorded for the year ended December 31, 2006 related to new product formulation and brand re-imaging. No impairment was recorded during the year ended December 31, 2007.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Deferred Rent
For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $203,502 at December 31, 2007. The liability will be satisfied through future rental payments.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2007 for U.S. Federal Income Tax and for the tax years ending December 31, 2004 through 2007 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

The Company does not have any unrecognized tax benefits as of January 1, 2007 and December 31, 2007 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or December 31, 2007.

Franchise Stores
The following shows a detail of the franchise stores in operation as of December 31, 2007 for Company-owned and franchise stores:

Units in Operation	Franchisee Operated	Company Operated
Total at December 31, 2006	4	13
Units opened	1	1
Units sold	0	4
Units purchased	4	1
Total at December 31, 2007	9	11

Revenue Recognition

Initial Franchise Fees
Initial franchise fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45, Accounting for Franchise Fee Revenue. SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Franchise Agreement, which usually occurs at the commencement of operations of the individual location, unless it can be demonstrated that substantial performance has occurred before this time. Initial franchise fee income amounted to $0 for each of the years ended December 31, 2007 and 2006.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Area Development Fees
Area development fee income is recognized in accordance with SFAS 45 on a pro rata basis of the required quota of stores to be opened upon the Company’s material and substantial obligations under its area development agreement which usually occurs upon the Company’s approval of applicants to become franchisees provided by the area developer. Area development fee income from the Company’s franchisee in the Midwest amounted to $0 and $18,000 for the years ended December 31, 2007 and 2006, respectively.

Master License Agreement Fees
Master license agreement fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45 “Accounting for Franchise Fee Revenue.” SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the agreement have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Master License Agreement, which usually occurs at the completion of operations training for the Master Licensee. Master license agreement fee income amounted to $275,000 and $0 for the years ended December 31, 2007 and 2006, respectively.

Royalties
Royalty income of 4% of defined net sales is earned based on sales by franchisees and is recognized monthly as revenue when the related sales are reported to the Company. Additionally, the Company may receive a rebate or charge a mark-up for delivered supplies and coffee. Royalty income amounted to $43,633 and $40,329 for the years ended December 31, 2007 and 2006, respectively.

Promotional Fund Fees
Promotional fund fee income of 2% and coop advertising of 1% of defined net sales is earned based on sales by franchisees, and is deferred until the promotional fund fee expenses are incurred by the Company. Promotional fund fee income amounted to $14,544 and $13,443 for the years ended December 31, 2007 and 2006, respectively.

Retail Revenues
Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Retail revenues amount to $6,127,951 and $6,317,946 for the years ended December 31, 2007 and 2006, respectively.

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

Rewards/Gift Cards
Revenues from the Company’s stored value cards, such as the Java Detour rewards/gift card, are recognized when tendered for payment or upon redemption. Outstanding customer balances are included in “Accrued expenses and other current liabilities” on the accompanying consolidated balance sheet. In accordance with the Company’s policies, none of its rewards/gift cards carry expiration dates and Java Detour does not charge any service fees that cause a decrement to customer balances. As of December 31, 2007 the Company has recorded $217,080 in accrued expenses and other current liabilities for the stored value cards.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

While the Company will continue to honor all stored rewards/gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Other income.” The Company recognized $0 and $0 for the years ended December 31, 2007 and 2006, respectively.

Through September 15, 2007 the Company offered two types of discounts to its customers, reward cards and 2-for-1 coupons. The Company’s reward cards rewarded customers for dollars spent at Java Detour stores. Every time a customer made a purchase with their card, the value of the purchase was tracked on the card.  Each time a customer spent at least $35.00, $3.50 was loaded on their card and could be used toward future purchases.  These discounts constituted approximately 63% and approximately 99% of all discounts for the years ended December 31, 2007 and 2006 respectively. The Company discontinued the reward card program on September 16, 2007 and converted outstanding reward points to future purchase dollars at that time. Occasionally the Company will promote Java Detour in local markets and publish “Buy one drink and get the second drink free” in newspapers and local coupon books, which are redeemable at any Java Detour store. The Company accounts for these discounts in accordance with the conclusions reached by the Emerging Issues Task Force in Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)” as a reduction in revenue and the above rewards and/or discounts are included in the line item “Sales and other operating revenues, net” in the Company’s Consolidated Statements of Operations.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Earnings Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2007, the Company had 7,731,165 of potential dilutive securities. The Company’s potential dilutive securities included 4,520,000 warrants that are exercisable at $2.00 per share for the purchase of common stock and 3,211,165 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. At December 31, 2006, the Company had 7,344,165 of potential dilutive securities. The Company’s potential dilutive securities included 5,020,000 warrants that were exercisable between $0.60 and $2.00 a share for the purchase of common stock and 2,324,165 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the years ended December 31, 2007 and 2006 were $301,498 and $198,673, respectively.

Promotional Fund Expenses
Promotional costs are charged to expense during the period incurred. These costs arise from advertising for area franchisee stores. These costs are indirect to the Company in that they receive a promotional fee from the franchisees to pay for these costs.

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before December 31, 2007, which are applicable to the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company chose to early adopt EITF 00-19-2 effective December 31, 2006. See Note 12 for the effect of the adoption of this FSP.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110, “Share-Based Payment”(“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company utilized the guidance in SAB 110 in estimating the expected terms of options granted to employees.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2007 include rebate balances and balances due from lessees and franchisees totaling $97,167, net of $61,335 of allowance for doubtful accounts.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2007:

Land	$425,000
Site preparation and engineering	590,196
Buildings	1,783,861
Leasehold improvements	1,565,391
Signs	355,823
Store equipment	772,608
Other equipment, furniture, and vehicles	475,128
Total	5,968,007
Less accumulated depreciation	(1,775,794)
Property and equipment, net	$4,192,213
Depreciation expense for the years ending December 31, 2007 and 2006 was $462,063 and $430,193, respectively. Accumulated depreciation for assets under capital leases was $306,091 at December 31, 2007. Depreciation expense for the assets under capital leases was $149,279 and $142,679 for years ended December 31, 2007 and 2006, respectively.

NOTE 4 - INTANGIBLE ASSETS

Other intangible assets consist of the following at December 31, 2007:

Franchise operating manuals	$32,450
Architectural design for new stores	37,457
Goodwill (see note 14)	429,000
Total	$498,907

The Company has evaluated the intangible assets for impairment and has estimated that $69,907 of the carrying value will be recoverable from its estimated future cash flows. No impairment was recorded during the year ended December 31, 2007. Impairment of $80,165 was recorded for the year ended December 31, 2006 relating to new product formulation and brand re-imaging.

NOTE 5 - NOTES RECEIVABLE

During 2005, the Company sold one of its Bakersfield, California locations to an unrelated third party for a note receivable in the amount of $450,368. The term of the note is for ten years and bears interest at the rate of 6% annually. The Company recorded a gain on the sale of this store of $300,052 during the year ended December 31, 2005 As of December 31, 2006, $436,221 was still owed to the Company under this note, of which $43,641 is due over the next twelve months. In addition, the Company paid other fees, such as property taxes on behalf of the new store owner in exchange for a note receivable in the amount of $6,250. As of December 31, 2007 the entire balance is still due the Company however this amount has been reserved as uncollectible.

During 2007, the Company sold four of its Las Vegas, Nevada locations to an unrelated third party for cash, certain franchise rights, and a note receivable in the amount of $900,000. See Note 17.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - LONG-TERM OBLIGATIONS

 Long-term obligations, excluding capital leases, consist of the following:

2007
Notes payable to a bank, payable in monthly installments with interest at Prime Rate plus 1.75% (9.50% at December 31, 2007), maturing in 2021 through 2029, secured by the property and equipment at four stores	$860,120
Notes payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (10.50% at December 31, 2007), maturing in 2009, secured by substantially all the Company’s assets	60,144
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 7.69% maturing in 2011, secured by one vehicle	19,209
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 2.74% maturing in 2010, secured by one vehicle	19,072
Note payable to an individual, payable in monthly installments with fixed interest at 6.00%, maturing in 2012, secured by all assets purchased through this agreement at a single store (see note 14).	475,000
Total notes payable	$1,433,545
Less current portion	146,508
Long-term obligations	$1,287,037

Scheduled annual maturities of long-term obligations, excluding capital leases, are as follows:

2008	$146,508
2009	151,519
2010	147,485
2011	146,465
2012	145,681
Thereafter	695,887
Total	$1,433,545

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

Capital lease obligations consist of the following:

2007
Lease for the land of the Red Bluff store site, on which payments, less interest at 10% per annum, are credited toward purchase of the land; expires in 2012 with options to extend by two six-year periods; full ownership would be attained in 2022 under present terms	$212,168
Leases for property and equipment at several store sites, expiring through 2011, a majority of the total balance guaranteed by two stockholders	559,353
Total	$771,521

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2008 through 2021. Included in these are 16 operating leases governing 12 of its stores (two for its San Francisco and San Rafael stores each), a 13th lease for a property it sublets in Bakersfield and a 14th on undeveloped land in Lincoln, CA. Additional leases exist for the Company’s headquarters in California and its sales office in North Carolina. The leases initially run for either 5, 10 or 15 years and each store has between one and five-year extensions available. Seven leases have pre-established rent increase that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. Rent expense under operating leases totaled $715,595 for 2007 and $628,488 for 2006.

Future minimum lease payments are as follows:

	Capital	Operating	Total
2008	$369,921	$676,408	$1,046,329
2009	259,725	705,166	964,891
2010	126,648	653,010	779,658
2011	60,759	624,591	685,350
2012	28,372	502,991	531,363
Thereafter	250,616	943,020	1,193,636

Total	$1,096,041	$4,105,186	$5,201,227
Less amounts representing interest	(324,520)
Present value of minimum lease payments	771,521
Less current portion	(261,504)

Total, net of current portion	$510,017

The gross amount of assets under capital leases recorded as property and equipment was $840,876 as of December 31, 2007. Depreciation expense for the assets under capital leases was $149,279 and $142,679 for the years ended December 31, 2007 and 2006, respectively.

 NOTE 8 - LINES OF CREDIT

As of December 31, 2007 the Company has unused lines of credit with interest rates ranging from 13.5% and 15.0%. Total available credit under the lines of credit with Wells Fargo Bank is $100,000. Outstanding balances as of December 31, 2007 totaled $0.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

During the years ended December 31, 2002 through 2004 the Company issued $1,525,000 in convertible notes payable of which $170,000 was to a stockholder. The notes bear interest at ten percent, are due December 31, 2007 and fifty percent of the value of the notes are convertible at the holder’s option into common shares of the company at $1.00 per share. The values of the debentures were allocated between the debenture and the beneficial conversion feature, which amounted to $1,266,000 and $89,000, respectively.  The discount related to the beneficial conversion features of $89,000 was being amortized over the term of the debenture. The Company amortized $39,607 and $19,804 to interest expense during the years ended December 31, 2006 and 2005, respectively. In addition, as part of the transaction the Company paid $155,000 and issued 250,000 shares of common stock of the Company to a related party valued at $250,000 as offering costs. These costs were being amortized over the term of the debentures. The Company recorded amortization of $81,777 to interest expense during the year ended December 31, 2005. During the year ended December 31, 2006 these notes were converted into 2,927,013 post split shares of common stock. Of the notes, fifty percent or $762,500 were converted at $1.00 per share (pre-split) for 762,500 shares (2,258,746 post split) and the remaining $762,500 were converted at $3.38 per share (pre-split) for 225,592 shares (668,267 post split). As a result of the conversion, the Company recognized all unamortized deferred offering costs and recorded $150,655 of interest expense for the year ended December 31, 2006. In addition, the above shareholders converted $104,576 of accrued interest at $3.38 (pre-split) per share into 31,002 shares (91,837 post split).

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	December 31,
	2007	2006
Deferred income tax benefit for net operating losses	$-	$(3,996)
Current income tax expense	3,322	-

Income tax expense (benefit), net	$3,322	$(3,996)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 are as follows:

2007
Net operating loss carry-overs for federal income taxes totaling $10,937,087, expiring in 2022 through 2027	$3,937,351
Net operating loss carry-overs for state of California income taxes totaling $10,651,284, expiring in 2012 through 2017	735,096
Total	4,672,447
Valuation allowance	(4,186,800)

Deferred tax assets, net	$485,647

The Components of deferred income tax expense (benefit) are as follows:

	December 31, 2007	December 31, 2006
Depreciation	$4,241	$(23,103)
Contingent liability for registration rights	128,520	(64,260)
Accrued vacation	(26,025)	(11,222)
Accrued officer salaries	4,467	(5,623)
Net operating loss carryforward	(1,395,654)	(1,121,123)
Increase in valuation allowance	1,287,773	1,221,335
Income tax expense (benefit)	$3,322	$(3,996)

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

	2007	2006
Tax benefit (expense) at federal statutory rates	$(1,994,721)	$(1,308,715)
Depreciation	14,970	18,336
Timing differences	(57,813)	427,785
Increase in valuation allowance	2,037,564	862,594
Income tax benefit, net	$0	$0

At December 31, 2007, the Company has provided a partial valuation allowance for the deferred tax assets since management has determined that the realization of a portion of that asset is more likely than not.

NOTE 12 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. As of December 31, 2007, the Company does not have any shares of preferred stock outstanding. All transactions relating to preferred stock prior to the reverse merger were that of JDCO.

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

As part of the private placement, the Company entered into a share registration rights agreement, whereby the Company agreed to register the shares of common stock sold in the private placement. The agreement requires the Company to file a registration statement within 30 days of the closing and to have the registration statement declared effective within 120 days of the closing. If the Company fails to have the registration statement declared effective within 120 days, the Company must pay a prorated monthly penalty of 1.5% of the amount raised. The Company filed the registration statement on Form SB-2 to register 9,442,593 shares of the common stock sold in the private placement on December 29, 2006. The registration statement was not declared effective within 120 days of the closing.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

In accordance with FSP EITF 00-19-2, on the date of the private placement, the Company reviewed the terms of the registration rights agreements and as of that date, the Company believed they would meet all of the required deadlines under both of the agreements. As a result, the Company did not record any liability associated with the registration rights agreement. The registration statement covering the shares issued in the private placement was not declared effective within the 120 day requirement. The Company received a 30 day waiver from the investors, which extended the deadline for the effectiveness of the registration statement to April 24, 2007. As a result the Company determined that it was probable that the registration statement would be declared effective within 30 days of the extended deadline and recorded a contingent liability of $150,000 representing one month of registration rights penalties. The Company’s registration was declared effective July 5, 2007. Upon effectiveness, the investors waived the penalty and the Company has recorded a gain on registration rights agreement as other income for the year ended December 31, 2007. The Company believed it would meet its deadlines for the registration and effectiveness of the stock underlying the warrant registration rights agreement and therefore did not record any contingent liability associated with those shares. The Company met the deadlines associated with the shares underlying the warrant registration rights agreement.

The warrants granted to the investors in the above private placement were treated as permanent equity pursuant to exemption from FAS 133 under paragraph 11a.

During the fourth quarter of 2006, the Company issued 793,412 shares of common stock with a value of $793,402 to a consultant for services performed.

In August 2007, the Company issued 403,536 shares of common stock for the cashless exercise of 500,000 warrants with an exercise price of $0.60 per share.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan
On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”).   Under the 2006 Plan, a total of 4,249,167 common shares will be available for issuance through the grant of a variety of common share-based awards under the plan.  Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options.  As of December 31, 2007, there were 3,211,165 outstanding options under the 2006 Plan, all vesting over a period of 4 years, and 1,038,002 shares available for issuance.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Summary of Options Granted to Directors, Officers and Employees
The following table summarizes compensatory options granted to directors, officers and other employees for the periods or as of the dates indicated, both under the aforesaid stock plans and in the form of free-standing grants:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2005
Exercised	0.00	$0.00
Cancelled	0.00	$0.00
Granted	2,324,165	$1.03
Balance, December 31, 2006	2,324,165	$1.03
Exercised	0.00	$0.00
Cancelled	0.00	$0.00
Granted	887,000	$1.00
Balance, December 31, 2007	3,211,165	$1.02
Exercisable, December 31, 2007	581,041	$1.03

The weighted average remaining contractual life of compensatory options outstanding for directors, officers and employees is  9.09 years at December 31, 2007.  The exercise prices for compensatory options outstanding for directors, officers and employees at December 31, 2007 were as follows:

Number of Options	Exercise Price
2,572,000	$1.00
639,165	$1.10
3,211,165

In accordance with FAS 123R, compensation expense of $403,432 and $33,619 was recognized during the year ended December 31, 2007 and 2006, respectively, as a result of the grant of compensatory stock options to purchase 2,324,165 shares of common stock, granted to directors, officers and employees of the Company. At November 30, 2006, the date of grant, the Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.75%, volatility of 130%, estimated life of 5 years, fair market value of $1.00 per share and exercise price ranging between $1.00 and $1.10 per share. The total value of options granted was $2,017,159 and the unvested portion was $1,580,108, which is expected to be recognized over a weighted average period of 3.92 years.

In accordance with FAS 123R, compensation expense of $49,059 was recognized during the year ended December 31, 2007 as a result of the grant of compensatory stock options to purchase 687,000 shares of common stock, granted to directors, officers and employees of the Company. At June 20, 2007, the date of grant, the Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.05%, volatility of 131%, estimated life of 5 years, fair market value of $0.79 per share and exercise price of $1.00 per share. The total value of options granted was $465,017 and the unvested portion was $415,958, which is expected to be recognized over a weighted average period of 4.47 years.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In accordance with FAS 123R, compensation expense of $6,489 was recognized during the year ended December 31, 2007 as a result of the grant of compensatory stock options to purchase 200,000 shares of common stock, granted to an employee of the Company. At October 3, 2007, the date of grant, the Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.24%, volatility of 129%, estimated life of 5 years, fair market value of $0.79 per share and exercise price of $1.00 per share. The total value of options granted was $134,123 and the unvested portion was $127,634, which is expected to be recognized over a weighted average period of 4.76 years.

Total compensation expense recorded in accordance with FAS 123R during the years ended December 31, 2007 and 2006 was $458,980 and $33,619, respectively.

For compensatory options granted to directors, officers and employees during the year ended December 31, 2006 where the exercise price equalled the stock price at the date of the grant, the weighted-average fair value of such options was $1.00 and the weighted-average exercise price of such options was $1.00  No options were granted during the year ended December 31, 2007 or 2006, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

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

The Company had the following warrants outstanding to purchase common shares as of December 31, 2007 and 2006:

	2007	2006
Warrants issued in conjunction with issuance of promissory note	0	500,000
Warrants issued in conjunction with the issuance of securities	4,520,000	4,520,000

	4,520,000	5,020,000

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Summary of Warrants Granted
The following table summarizes warrants granted for the years ended December 31, 2006 and 2007.

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2005	191,254	$3.38
Exercised	(191,254)	$3.38
Cancelled		$0.00
Granted	5,020,000	$1.86
Balance, December 31, 2006	5,020,000	$1.86
Exercised	(500,000)	$.60
Cancelled		$0.00
Granted		$0.00
Balance, December 31, 2007	4,520,000	$2.00

Exercisable, December 31, 2007	4,520,000	$2.00

The weighted average remaining contractual life of the common share purchase outstanding is 3.92 years at December 31, 2007.  The exercise prices for common share purchases outstanding at December 31, 2007 were as follows:

Number of Warrants	Exercise Price

4,520,000	$2.00
4,520,000

During the year ended December 31, 2006, the Company issued a total of 500,000 common share purchase warrants valued at $450,499 as additional consideration for the bridge loan from The Hunter Fund Limited of $500,000. The Company calculated the value of these warrants using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.75%, volatility of 130%, estimated life of 5 years and a fair market value of $1.00 per share. The value of these warrants of $450,499 was recorded as deferred financing cost and was being amortized over the 2 year term of the note. Upon repayment of the note in December 2006, the remaining unamortized balance was expensed to interest. These warrants were exercised during the year ended December 31, 2007 under the cashless provision in exchange for 403,536 shares of common stock.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Related Party Transactions
The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the CEO and President of the Company. There is no on going commitment to purchase coffee from Landgrove and the Company can end its association with them at any time. As of December 31, 2007 the Company owes $46,086 for coffee purchases in 2007. The Company paid Landgrove $420,764 and $376,868 for the years ended December 31, 2007 and 2006 respectively. As of January 2008, the Company had commitments to purchase whole coffee beans at a total cost of $3.73 per pound for its espresso & French roast blends, $4.29 per pound for its decaffeinated blend, $4.38 per pound for its house blend, and $4.92 per pound for specialty blends. Landgrove Coffees currently pays JDCO Subsidiary a rebate of forty cents per pound for all franchisee coffee purchases from its franchisee in the Midwest. The rebates are recorded as royalty revenue in the Company’s consolidated statements of operations. JDCO Subsidiary, however, reserves the right to earn a profit on the sale of proprietary products of up to 20%. For its fiscal year ended December 31, 2007 and 2006, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $8,999 and $8,373, respectively.

Employment Agreements
The Company has a five year employment agreement with its chief executive officer. Under the agreement, he is entitled to an annual base salary of $205,900 per year and cash bonus to be determined by the Company, and is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California. During the fourth quarter of 2007, the executive verbally agreed to reduce base salary to $180,000 per year until further notice.

The Company has a five year employment agreement with its chief financial officer. Under the agreement, he is entitled to an annual base salary of $199,800 per year and cash bonus to be determined by the Company, and is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California. During the fourth quarter of 2007, the executive verbally agreed to reduce base salary to $180,000 per year until further notice.

The Company has a one year employment agreement with an advisor. Under the agreement, he is entitled to an annual base salary of $120,000 per year and cash bonus to be determined by the Company, and is entitled to a severance of eighteen months base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Future commitments under employment agreements are as follows:

Base
2008	$550,000
2009	360,000
2010	360,000
2011	330,000
Thereafter	0

NOTE 14 – STORE ACQUISITION

On November 9, 2007, the Company purchased the right, title and interest in the assets related to a coffee retail location in Northern California. The purchase price for the Assets was $650,000, which comprised of (i) $150,000 in cash, (ii) $475,000 payable pursuant to a promissory note accruing interest at a fixed rate of 6% per annum and maturing on January 1, 2013, and (iii) 12,500 shares of the Company’s common stock valued at $2.00 per share. The fair value of the assets acquired and allocation of the purchase price is summarized as follows:

Inventory	$6,000
Building	$175,000
Property and Equipment	$40,000
Goodwill	$429,000

Purchase price	$650,000

NOTE 15 – FRANCHISE AGREEMENTS

During 2007 and through March 31, 2008 the Company entered into franchise, area development and master license agreements which granted rights to sell or open stores in the cities of Livermore, California, and Tracy, California, the counties of Broward and Gainesville in Florida, the States of Colorado, New York and New Jersey, and the country of China. The aggregate acquisition price of these territories was $946,000, of which $528,000 was received as of December 31, 2007. No revenue was recorded on the received funds for the twelve months ended December 31, 2007. Of the $528,000 received, $142,500 was recorded as deferred revenue, current portion and $385,500 was recorded as deferred revenue, long term. The Company has also agreed to issue an aggregate of 300,000 warrants of the Company’s common stock valued at $1.00 per share pending the successful completion of specific terms in certain of these agreements. As of December 31, 2007, no stores have been opened under these agreements.

NOTE 16 – JAVA UNIVERSE AGREEMENT

On March 30, 2007 the Company entered into a Master License Agreement with Java Universe, LLC, a Nevada limited liability company, for the sale of rights to sell Java Detour® franchises throughout the Middle East and parts of North Africa. The aggregate purchase price is $1.0 million, of which $100,000 was received as a deposit on February 5, 2007 and $400,000 was received during the three months ended June 30, 2007. The remaining balance of $500,000 will be receivable either when the Company registers as a franchisor in the Middle East and North Africa marketplaces or six months from the execution of the Master License Agreement, whichever occurs first. The Company has yet to receive the remaining $500,000 payment. On October 16, 2007, the Company entered into an amendment to the Master License Agreement, pursuant to which the Company granted Java Universe an extension until October 31, 2007 to tender the remaining $500,000 payment. The initial $500,000 was recorded as deferred revenue. As an incentive to enter into the Master License Agreement, the Company originally agreed to grant 600,000 options to purchase common shares at $1.00 per share to persons as designated by Java Universe, LLC. The options were initially to be granted under the 2006 Plan, of which all the shares approved for issuance under the 2006 Plan have been registered pursuant to an S-8 registration statement. It has been determined that the options do not qualify for issuance pursuant to the 2006 Plan and the S-8 registration. Instead, the Company intends to issue to Java Universe, LLC another form of derivative security. The Company has not determined what derivative security will be issued to Java Universe; therefore for accounting purposes the Company determined the measurement date has not occurred and no value has been recorded for the derivative security that will be issued. The Company has a commitment to issue Java Universe these derivative securities and believes the terms and number of such derivative securities will be similar to what was originally agreed upon in the Master License Agreement. Once the Company has determined what derivative security will be issued and all other terms are agreed upon by both parties, the value of the derivative security will be recorded as a reduction to unearned revenue and they will be subsequently recorded as a reduction to license fee revenues when they are earned. Neither the previously discussed options nor any other derivative security has been issued by the Company pursuant to the Master License Agreement. The Company will recognize the revenue and the value of the derivative security that will be issued as a sales incentive upon the Company’s completion of all obligations to Java Universe, which includes the granting of the derivative security. Pursuant to the amendment referenced above, the Company has determined the derivative security to be issued to Java Universe will be a warrant to purchase 600,000 common shares at $1.00 per share, such warrant to be issued upon the Company’s receipt of the remaining $500,000 payment from Java Universe.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On December 31, 2007, the Company entered into an Option to Extend (the “Option to Extend”) with Java Universe, its master franchisee in the Middle East and Southern California, amending the terms of its Master Franchise Agreement dated March 31, 2007, as amended. Pursuant to the Option to Extend, the Company granted Java Universe an option to extend (the “Option”) until June 30, 2008 to tender a remaining payment of $500,000 (the “Payment”) previously due and payable on or before October 31, 2007; provided, that Java Universe was required to pay the Company $50,000 before December 31, 2007 (payment received and recorded as deferred revenue as of December 31, 2007) and is required to pay an additional $50,000 to the Company on or before June 30, 2008 in order to exercise the Option. Pursuant to the terms of the Option to Extend, the Company agreed to credit any payments received from Java Universe in connection with the Option towards amounts owed under the Payment. Additionally, the Company agreed to grant a warrant to Java Universe to purchase an additional 250,000 shares of the Company’s common stock at $1.00 per share upon the Company’s receipt of the Payment as a result of the cost overruns of the Santa Monica/Robertson franchise location of Java Universe. If Java Universe is successful in selling the Dubai and Qatar territories, the Company will grant them an additional 150,000 warrants. None of the above warrants have been granted as of December 31, 2007.

Subsequent to December 31, 2007, the Company, through its wholly-owned subsidiary JDCO, purchased from Java Universe its right, title and interest in the assets related to a coffee retail location in West Hollywood, California (the “Assets”), pursuant to an Asset Purchase Agreement dated April 7, 2008 by and among JDCO, Java Universe, the Company, Elie Samaha and Joseph Merhi (the “Purchase Agreement”). The purchase price for the Assets was $1,450,000 which was paid with 1,450,000 shares of the Company’s common stock valued at $1.00 per share. As a condition to closing of the Purchase Agreement, the Company also entered into an Agency, Co-Occupancy and Operating Agreement with Demitri Samaha, Samaha Foods and Java Universe for the lease, occupancy and use of the West Hollywood store premises. Pursuant to the terms of the Operating Agreement, certain events may trigger the relinquishment of a portion of the common stock issued to Java Universe under the Purchase Agreement.

Subsequent to December 31, 2007, the Company agreed to terminate its Middle East Franchise and Southern California Franchise agreements with Java Universe. Pursuant to a Termination, Waiver and Mutual Release (“Termination Agreement”) dated April 7, 2008, by and among the Company, JDCO Subsidiary and Java Universe, the Company terminated such agreements in exchange for 550,000 shares of the Company’s common stock valued at $1.00 per share. The Agreement also included lock-up restrictions on the sale of the common shares for 18 months from the signing of the Termination Agreement.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 17 – JAVA NEVADA AGREEMENT

On August 2, 2007, the Company, through JDCO, sold to Java Nevada, LLC (“Java Nevada”) its right, title and interest in the assets related to its four company-owned gourmet coffee retail locations in the State of Nevada (the “Assets”), pursuant to an Asset Purchase Agreement dated July 11, 2007 by and between JDCO and Java Nevada (the “Purchase Agreement”). The purchase price for the Assets was (i) $200,000 in cash, (ii) $900,000 payable pursuant to a promissory note accruing interest at a fixed rate of 8% per annum and maturing on August 2, 2012, and (iii) the assumption by Java Nevada of certain liabilities related to the Assets, subject to limited exceptions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the Company and JDCO also agreed to cause JDCO Subsidiary to relinquish its rights to open additional company-owned gourmet coffee retail locations in the State of Nevada as granted under a Master Franchise Agreement dated as of December 6, 2006 between JDCO Subsidiary and Java Nevada.

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

As a result of the sale, the Company recognized a loss on the sale of the assets for the Nevada stores in the amount of $378,377 during the year ended December 31, 2007.

On January 3, 2008, Java Nevada turned over operations of its Nevada stores back to the Company. The Company is currently operating these stores as it negotiates conditions for an amendment of its Purchase Agreement with Java Nevada and a return of the Nevada Franchise area back to the Company. As a part of this process, the Company has solicited offers for the purchase of the Nevada stores from interested third parties. On April 10, 2008 the Company entered into a term sheet with Java Nevada for the purchase of the Nevada stores by the Company, subject to the parties executing and closing on a definitive resale agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report . Based on this evaluation, Michael Binninger, our Chief Executive Officer, and Ronald Sands, our Chief Financial Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On December 31, 2007, we entered into an Option to Extend (the “Option to Extend”) with Java Universe, our master franchisee in the Middle East and Southern California, amending the terms of its Master Franchise Agreement dated March 31, 2007, as amended. Pursuant to the Option to Extend, we granted Java Universe an option to extend (the “Option”) until June 30, 2008 to tender a remaining payment of $500,000 (the “Payment”) previously due and payable on or before October 31, 2007; provided, that Java Universe was required to pay us $50,000 before December 31, 2007 and is required to pay an additional $50,000 to us on or before June 30, 2008 in order to exercise the Option. Pursuant to the terms of the Option to Extend, we agreed to credit any payments received from Java Universe in connection with the Option towards amounts owed under the Payment. Additionally, we agreed to issue a warrant to Java Universe to purchase an additional 250,000 shares of the our common stock at $1.00 per share upon the receipt of the Payment from Java Universe.

The foregoing description of the Option to Extend is qualified in its entirety by the full text of the Option to Extend, which is filed as Exhibit 10.19 to this Annual Report and incorporated by reference herein.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of March 31, 2008, the following individuals constitute our Board of Directors and executive management:

Name	Age	Positions
Michael Binninger	41	Chief Executive Officer and Chairman of the Board of Directors
Ronald Sands	42	Chief Financial Officer, Secretary and Director
Steven Binninger	40	Chief Operating Officer, President and Director

Michael Binninger has been Chief Executive Officer and Chairman of the Board of Directors since inception. Mr. Binninger graduated from the University of California Berkeley. His direct responsibilities include overall company strategic planning, company expansion, real estate acquisition and brand development. He oversees all site selection, lease and purchase negotiations, and construction of new Java Detour® locations. In 2003, Mr. Binninger led the creation of our joint venture agreement with First Street Ventures under which First Street Ventures built out six new stores. More recently he led the negotiations that resulted in Pavilion Development signing on to build 30 stores over the next 36 months in Texas, North Carolina and Florida.

Steven Binninger has been Chief Operating Officer, President and Director since 2002. Mr. Binninger graduated with honors from the University of Idaho Business School. In addition to overseeing all store operations and quality control, he is also responsible for new store set-up and operational design, equipment selection and layout. Mr. Binninger develops all proprietary products and drink recipes. He directed the development of our company’s proprietary chocolate syrups to improve product quality and streamline beverage operations, and laid the groundwork for our company’s wholesale business. He also oversees all aspects of our coffee roasting operations.

Ronald Sands, has been our Chief Financial Officer and Secretary since 2002. Mr. Sands graduated with honors from Menlo College in Atherton, California in 1991 with a B.S. in Business Management. He is responsible for identifying and utilizing all capital resources, in addition to directing financing and investing activities. Mr. Sands oversees all product pricing, vendor negotiations and daily accounting procedures for our company. Prior to joining us, Mr. Sands was employed by Charles Schwab and was named national Manager of the Year for employee development in 2000.

Advisory Board

In addition to the directors and executive officers listed above, the following individuals make significant contributions to our company as members of our advisory board.

Andrew Cherng as founder and director of Panda Express, continues to head the privately held company, Panda Restaurant Group. The Panda Restaurant Group operates a successful portfolio of restaurants including Panda Express, Panda Inn, and Hibachi-San. The Panda Restaurant Group is one of the largest family-owned restaurant chains in the world and has over 800 restaurants covering 34 states, Puerto Rico and Japan

Paul F.  Klapper is currently serving as Manager for three private equity funds and has assisted in the start-up of many new businesses including one major retail coffee chain.  Mr. Klapper was responsible for the start-up funding and initial expansion capital of Pasqua Coffees of San Francisco. After receiving Mr. Klapper’s expansion funding, Pasqua later became and acquisition candidate and was eventually bought by Starbucks Coffee. Mr. Klapper served as a director and shareholder of Yorkshire Global Restaurants, which owned the brand names of A&W Restaurants, Inc. and Long John Silver's Restaurants, Inc. Mr. Klapper has been involved with a significant number of properties in San Francisco, Boston, Houston and other cities.  The most recent development was a Class A high rise office building (approximately 500,000 square feet) in downtown Honolulu. Most recently, Mr. Klapper and his affiliated companies, PFK Acquisition Company I, LLC and PFK Acquisition Group II, LLC have been involved as principals and advisors for the purchase of approximately $500 million in institutionally owned properties and companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Our securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, our directors and officers and holders of 10% or more of our common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Our current officers, directors and beneficial holders of 10% or more of our equity securities became subject to such requirement and to date, based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to us during our most recent fiscal year, none of our officers or directors has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year. However, Hunter World Markets, Inc. a holder of 10% or more of our common stock, did not file its Form 3 reflecting its acquisition of such an equity position in our company.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation that we have recorded in each of the last two completed fiscal years for our principal executive officer, our two most highly compensated executive officers other than our principal executive officer whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation(2)	Total

Michael Binninger
Chief Executive Officer and	2007	$184,948	$8,333	$36,780	$14,720	$244,781
Chairman of the Board	2006	95,625	5,000	3,065	13,808	117,498

Steven Binninger
Chief Operating Officer and	2007	$166,508	$8,333	$36,780	$15,383	$227,004
President	2006	64,472	5,000	3,065	12,093	84,630

Ronald Sands	2007	$194,167	$8,333	$36,780	$22,493	$261,773
Chief Financial Officer	2006	56,359	5,000	3,065	19,855	84,279

(1) Represents the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) (disregarding estimates of forfeitures). The total grant date fair value of these options was $183,901 each and the unvested portion is $144,056. See Note 12 to the Financial Statements beginning on page F-1 for a discussion of the relevant assumptions used in calculating these amounts.
(2) Relates to annual car allowance, life and health insurance premiums

Employment Agreements

Each of Michael Binninger, Ronald Sands and Steven Binninger are parties to five-year employment agreements with JDCO expiring in November 2011 unless renewed upon mutual written consent, further to which each employee is paid an annual salary of $205,900, $199,800 and 199,800, respectively, although Steven Binninger has been on a personal leave of absence since December 2007. Each employment agreement also contains a non-competition provision and provides for severance compensation in the event of termination without cause or upon a change of control. In the event that an executive officer of our company is terminated without cause or upon a change of control, such executive shall be entitled to receive as severance compensation his base salary at the rate payable at the time of such termination for a period of 12 months from the date of termination. Such executive shall also be entitled to accelerated vesting of any awards granted to the executive under our Equity Incentive Plan to the extent provided in the stock option agreement entered into at the time of such grant. Further, such executive shall be entitled to accelerated vesting of awards granted to the executive under our Equity Incentive Plan upon a change of control. In addition, we shall transfer to such executive all insurance policies maintained on the life or disability of the executive at no cost to the executive, to the extent that such policies permit transfer

Option Grants in 2007

There were no option grants to Named Executive Officers in 2007.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended December 31, 2007, the following Named Executive Officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price	Option Expiration Date

Michael Binninger
Chief Executive Officer and Chairman of the Board	53,264	159,791	$1.10	11/30/2016

Steven Binninger(2)
Chief Operating Officer, President and Director	53,264	159,791	$1.10	11/30/2016

Ronald Sands
Chief Financial Officer, Secretary and Director	53,264	159,791	$1.10	11/30/2016

(1) Option awards were granted on November 30, 2006; 25% vested on November 30, 2007 with the balance vesting in 25% increments on each anniversary thereafter.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
All Directors (total of 3 persons)	-	-	-	-	-	-	-

For the year ended December 31, 2007, none of the members of our Board of Directors received compensation for his service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Supplemental Executive Retirement Plan

On December 3, 2007, the Board of Directors elected to terminate the supplemental executive retirement plan through New York Life Executive Benefits, LLC (the “Retirement Plan”) that was previously adopted on October 9, 2006. Under the Retirement Plan, our participating employees (as designated by our Board of Directors) had the option to elect to defer up to 100% or their salary and up to 100% of their bonus each year; such election to be made by December 31 of the preceding year in which the salary and bonus were earned. The first year for which deferrals were made was the 2007 plan year. Any deferral made by a participating employee was only permitted to the extent the election is implemented in a manner consistent with 409A of the Internal Revenue Code, as amended. The balance in a participating employee’s account shall be distributed in a lump-sum in the event of such employee’s death or Disability (as defined in the Retirement Plan). Pursuant to the terms of the Retirement Plan, in 2007 the initially contributed $25,000 was refunded to us in connection with the termination of the Retirement Plan.

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

The following table sets forth as of March 31, 2008, certain information with respect to beneficial ownership of our common stock immediately after the closing of the Merger and Private Placement, based on 28,743,823 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;
•	Each executive officer;
•	Each director; and
•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Java Detour, Inc., 1550 Bryant Street, Suite 500, San Francisco, California, 94103.

Name and Address of Beneficial Owner	Title	Beneficially Owned Post-Merger		Percent of Class

Directors and Officers:

Michael Binninger	Chief Executive Officer and Chairman of the Board of Directors	3,527,729	(1)	12.3%

Steven Binninger	Chief Operating Officer, President and Director	3,527,729	(2)	12.3%

Ronald Sands	Chief Financial Officer, Secretary and Director	2,027,727	(3)	7.0%

All executive officers and directors as a group (3 persons)		9,083,185		31.5%

Five Percent Shareholders:

Absolute Return Europe Fund c/o Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212		4,375,000	(4)	14.8%

Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212		4,418,403	(5)	14.1%

European Catalyst Fund c/o Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212		3,125,000	(6)	10.6%

Absolute Octane Fund c/o Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212		2,500,000	(7)	8.5%

Absolute German Fund c/o Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212		1,875,000	(8)	6.4%

Paul F. Klapper 160 Spear Street, Suite #230 San Francisco, CA 94105		1,647,613	(9)	5.7%

(1) This amount includes (i) 3,474,465 shares of common stock owned by Michael Binninger and (ii) 53,264 shares of common stock issuable to Mr. Binninger upon exercise of options vested as of March 31, 2008, or within 60 days thereafter.

(2) This amount includes (i) 3,474,465 shares of common stock owned by Steven Binninger and (ii) 53,264 shares of common stock issuable to Mr. Binninger upon exercise of options vested as of March 31, 2008, or within 60 days thereafter.

(3) This amount includes (i) 1,974,463 shares of common stock owned by Ronald Sands and (ii) 53,264 shares of common stock issuable to Mr. Sands upon exercise of options vested as of March 31, 2008, or within 60 days thereafter.

(4) As Chief Investment Officer and control person of Absolute Return Europe Fund, Florian Homm may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Homm disclaims beneficial ownership of the shares held by foregoing funds except to the extent of his proportionate pecuniary interest therein.

(5) This amount includes (i) 1,918,403 shares of our common stock owned by Hunter World Markets, Inc. (“Hunter”) and its affiliates and (ii) warrants issued to Hunter currently exercisable into 2,500,000 shares of our common stock. Todd Ficeto is President, Chief Executive Officer, and control person of Hunter and may be deemed to have voting and investment power over the shares held by Hunter. Mr. Ficeto disclaims beneficial ownership of the shares held by Hunter except to the extent of his pecuniary interest therein.

(6) As control person of European Catalyst Fund, Peter Irblad may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Irblad disclaims beneficial ownership of the shares held by foregoing funds except to the extent of his proportionate pecuniary interest therein.

(7) As control person of Absolute Octane Fund, Jens Peters may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Peters disclaims beneficial ownership of the shares held by foregoing funds except to the extent of his proportionate pecuniary interest therein.

(8) As control person of Absolute German Fund, Frank Siebrecht may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Siebrecht disclaims beneficial ownership of the shares held by the foregoing funds except to the extent of his proportionate pecuniary interest therein.

(9) This amount includes (i) 498,677 shares of our common stock owned by Clydesdale Partners LLC, a partnership for which Mr. Klapper is one of two managers, and (ii) 1,148,936 shares of our common stock owned by The Klapper Family Trust, a trust for which Mr. Klapper is the trustee. As control person of Clydesdale Partners LLC, and The Klapper Family Trust, Mr. Klapper may be deemed to have voting and investment powers for the shares held by the foregoing entities. Mr. Klapper disclaims beneficial ownership of the shares held by the foregoing entities except to the extent of his proportionate pecuniary interest therein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Interlocking Directors

JDCO, Inc. (“JDCO”) is our wholly-owned subsidiary and has interlocking executive and director positions with Java Detour, Inc.

Director Independence

As we are quoted on Pink Sheets and not one of the national securities exchanges, we are not subject to any director independence requirements. None of our present directors qualifies as an independent director pursuant to Rule 10A-3 promulgated under the Exchange Act due to their affiliation with us as employees.

Java Detour Licensing Agreement

Pursuant to a Master Licensing Agreement (the “Java Detour Licensing Agreement”) dated as of August 1, 2002, JDCO granted Java Detour Franchise Corp., a California corporation formerly known as Java Detour (“JDCO Sub”), an exclusive license to open and operate Java Detour® stores and to franchise others to do so as well. In June 2002, JDCO acquired all of the issued and outstanding stock in JDCO Sub and JDCO Sub became a wholly-owned subsidiary of JDCO. The term of the Java Detour Licensing Agreement is 10 years and JDCO Sub has the option to renew for two successive terms of 10 years each by written notice not less than 90 days prior to expiration. JDCO Sub currently pays JDCO a royalty equal to 75% of gross revenues received each month in connection with the Java Detour Licensing Agreement. We believe that our Java Detour Licensing Agreement is at fair market value and is on terms comparable to those that would have been reached in arms’ length negotiations had the parties been unaffiliated at the time of the negotiations.

Landgrove Coffee Co.

We currently purchase all of our coffee beans from Landgrove Coffee Co., a company co-owned by Jon Binninger, brother of Michael Binninger and Steven Binninger, our Chief Executive Officer and Chief Operating Officer, respectively. We have an oral agreement for pricing for each 50,000 pounds purchased whereby we purchase whole coffee beans at the agreed upon price per pound on a net 30 basis. We do not have a binding commitment to purchase coffee from Landgrove Coffee and we can end our association with Landgrove Coffee at any time. We paid Landgrove Coffee $420,764 and $376,868 for the years ended December 31, 2007 and 2006, respectively. As of January 2008, we had commitments to purchase whole coffee beans at a total cost of $3.73 per pound for our espresso & French roast blends, $4.29 per pound for our decaffeinated blend, $4.38 per pound for our house blend, and $4.92 per pound for specialty blends. Additionally, Landgrove Coffee currently pays JDCO Subsidiary a rebate of $0.40 per pound for all coffee purchases from our franchisees in the Midwest.

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

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)

3.2	By-Laws of the Registrant of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
3.3	Certificate of Merger Effecting Reincorporation and Name Change (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
4.2	Share Registration Rights Agreement dated November 30, 2006 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
4.3	Warrant Share Registration Rights Agreement dated November 30, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
4.5	Specimen Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.5 to Registrant’s Form SB-2 filed with the SEC on December 29, 2006)

10.1	Securities Purchase Agreement dated November 30, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
10.2	Lease Agreement dated September 21, 2007 by and between Registrant and AE-Hamm’s Property Owner LLC
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
10.13
Development Agreement dated August 11, 2006 by and between JDCO, Inc. and Pavilion Development Company (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-KSB filed with the SEC on April 2, 2007)

10.14
Master Franchise Agreement dated as of March 30, 2007 by and between Java Detour Franchise Corp. and Java Universe, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 3 to Form 10-SB filed with the SEC on May 2, 2007)

10.15
Letter Agreement, amending the terms of the Master Franchise Agreement, executed as of October 16, 2007, by and between the Registrant and Java Universe, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the SEC on October 19, 2007)

10.16	Asset Purchase Agreement dated as of July 11, 2007 between JDCO, Inc. and Java Nevada, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 7, 2007)
10.17
First Amendment to Asset Purchase Agreement and Promissory Note dated as of August 1, 2007 between JDCO, Inc. and Java Nevada, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on September 14, 2007)

10.18
Second Amendment to Asset Purchase Agreement dated as of August 1, 2007 between JDCO, Inc. and Java Nevada, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on September 14, 2007)

10.19	Option to Extend dated as of December 31, 2007 between Java Detour Franchise Corp. and Java Universe, LLC

Exhibit Number	Description of Exhibit

14.1	Java Detour, Inc. Code of Business Conduct and Ethics, adopted March 27, 2007 (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-KSB filed with the SEC on April 2, 2007)
21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-SB filed with the SEC on December 8, 2006)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002]

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AJ. Robbins, PC, has provided audit services for us for the 2007 and 2006 fiscal years:

	2007 Fees	2006 Fees
Audit Fees (1)	$251,831	$50,000
Audit-Related Fees (2)	$76,041	-
Tax Fees (3)	$15,000	$10,000
All Other Fees (4)	$-	$14,259
Total	$342,872	$74,259

(1) “Audit Fees” consist of fees billed for professional services rendered for the audit of Java Detour, Inc.’s annual financial statements for the years ended December 31, 2007 and 2006, and for the review of our interim financial statements and services performed during 2007.

(2) “Audit-Related Fees” consist of fees billed for professional services rendered by AJ. Robbins, PC, for the years ended December 31, 2007 and 2006 reasonably related to the performance of the audit and review that are not otherwise reported under Audit Fees.

(3) “Tax Fees” consist of fees billed for professional services rendered by AJ Robbins, PC, for services rendered in connection with tax compliance, tax advice and tax planning.

(4) “All Other Fees” consist of fees billed for professional services rendered by AJ. Robbins, PC, for services rendered that are not otherwise reported above

Pre-Approval Policy

From inception to date, we have not had an audit committee. Our Board of Directors as a whole pre-approves all services provided by AJ. Robbins, PC. Prior to the engagement of AJ. Robbins, PC, for any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence of AJ. Robbins, PC, as our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on April 15, 2008.

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

SIGNATURE	TITLE	DATE

/s/ Michael Binninger	Chief Executive Officer and Chairman of the Board	April 15, 2008

/s/ Ronald Sands	Chief Financial Officer	April 15, 2008