Form 10-Q
period 2008-03-31
JAVA DETOUR INC.
filed 2008-05-15
CIK 1122887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-52357

JAVA DETOUR, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5968895 (I.R.S. Employer Identification No.)

1550 Bryant St. Suite 500 San Francisco, CA (Address of principal executive offices)	94103 (Zip Code)

(415) 241-8020
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

There were 28,743,823 shares outstanding of registrant’s common stock, par value $.001 per share, as of May 1, 2008.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

JAVA DETOUR, INC.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information required by this Item 1 is incorporated by reference to the unaudited financial statements beginning at page F-1 of this quarterly report.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Java Detour, Inc. included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008 and as may be amended.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$246,067	$671,018
Accounts receivable, net	79,736	97,167
Inventories	123,909	85,421
Prepaid expenses	143,682	127,443
Total current assets	593,394	981,049

NONCURRENT ASSETS:
Notes receivable, net	-	900,000
Property and equipment, net	5,763,362	4,192,213
Intangibles	498,907	498,907
Prepaid expenses	20,636	26,049
Deferred tax assets	485,647	485,647
Other assets	72,256	70,756

TOTAL ASSETS	$7,434,202	$7,154,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$992,036	$703,491
Accounts payable, related party	96,673	46,086
Deferred revenue, current portion	792,500	792,500
Notes payable, current portion	162,481	146,508
Capital leases, current portion	287,133	261,504
Lines of credit	94,500	-
Accrued expenses and other current liabilities	438,042	414,724
Total current liabilities	2,863,365	2,364,813

Deferred revenue, net of current portion	603,500	385,500
Notes payable, net of current portion	1,235,578	1,287,037
Capital lease obligations, net of current portion	547,575	510,017
Deferred rent	384,971	203,502
Total liabilities	5,634,989	4,750,869

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 28,743,823 shares issued and outstanding	28,745	28,745
Additional paid in capital	14,920,852	14,790,037
Accumulated deficit	(13,150,384)	(12,415,030)
Total stockholders’ equity	1,799,213	2,403,752

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,434,202	$7,154,621

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
OPERATING REVENUES:
Sales and other operating revenues, net	$1,437,375	$1,593,466
Cost of sales	(421,334)	(511,539)
Gross profit	1,016,041	1,081,927

OPERATING EXPENSES:
Store operating expenses	939,635	1,104,288
Selling, general and administrative expenses	925,720	989,713
Depreciation	114,250	126,227

Total operating expenses	1,979,605	2,220,228

INCOME (LOSS) FROM OPERATIONS	(963,564)	(1,138,301)

OTHER INCOME/(EXPENSE):
Other income	453,802	48,283
Interest (expense)	(68,911)	(72,567)
Equity loss from variable interest entity	(117,658)	-
Other (expenses)	(39,008)	(2,784)
Total other income/(expense)	228,225	(27,068)

NET INCOME (LOSS) BEFORE INCOME TAXES	(735,339)	(1,165,369)

INCOME TAX (EXPENSE) BENEFIT	-	(2,400)

NET INCOME (LOSS)	$(735,339)	$(1,167,769)

PREFERRED STOCK DIVIDENDS	-	-

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(735,339)	$(1,167,769)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	28,743,823	28,327,787

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net income (loss)	$(735,339)	$(1,167,769)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	114,250	126,227
Loss on disposal of fixed assets	27,430	1,939
Gain on asset reacquisition	(513,355)	-
Equity loss in variable interest entity	117,658	-
Value of options granted to employees	130,815	100,858
Amortization of fair value of warrants granted in connection with issuance of preferred stock	-	-
Reacquired cash from VIE	2,800
Changes in operating assets & liabilities
Accounts receivable	17,431	(10,053)
Inventories	(25,722)	16,592
Prepaid expenses	(16,239)	(52,508)
Prepaid expenses long term	5,413	-
Deferred tax assets	-	-
Other assets	(1,500)	(14,249)
Accounts payable	288,530	19,495
Accounts payable related party	50,587	5,707
Deferred revenue	218,000	100,000
Accrued expenses and other current liabilities	23,318	(16,878)
Deferred rent	27,898	20,440
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(268,025)	(870,199)

CASH FLOW FROM (TO) INVESTING ACTIVITIES
Purchase of property and equipment	(146,884)	(103,443)
Intangible assets	-	(15,852)
NET CASH (USED IN) INVESTING ACTIVITIES	(146,884)	(119,295)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Principal repayments of notes payable	(35,486)	(9,720)
Principal repayments of capital lease obligations	(69,056)	(55,396)
Proceeds from lines of credit	94,500	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,042)	(65,116)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(424,951)	(1,054,610)
Cash and cash equivalents, at beginning of period	671,018	4,938,149

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$246,067	$3,883,539
NONCASH INVESTING AND FINANCING ACTIVITY:
Acquisition of property and equipment under capital leases	$132,243	-
Acquisition of property and equipment under a note payable	-	$26,111
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$66,249	$71,139
Cash paid for income taxes	$2,400	$2,400

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Java Detour, Inc. (formerly known as Media USA.com, Inc. and referred to herein as the “Company” or “Java Detour”) operates through its wholly-owned subsidiary JDCO, Inc., a California corporation (“JDCO”). The Company sells high-quality gourmet coffees, whole leaf teas, cold-blended beverages, fresh fruit smoothies and select baked goods to its customers from uniquely designed retail stores specialized in providing fast and convenience customer service. Java Detour Franchise Corp., a California corporation formerly known as Java Detour (“JDCO Subsidiary”) and a wholly owned subsidiary of JDCO, is a franchisor of Java Detour cafés, with four franchised outlets in the north central United States. As of March 31, 2008, there were 12 company-owned stores and 10 franchised stores.

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

Basis of Presentation
These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended. The results for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Principles of Consolidation
The financial statements reflect the consolidation of JDCO and JDCO Subsidiary, wholly-owned subsidiaries of Java Detour, and all material intercompany transactions have been eliminated.

Stock Based Compensation to Employees
The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, an Amendment of Financial Accounting Standards Board Statement No. 123. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Stock Based Compensation to Other than Employees
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Management Plans
Management plans to generate sufficient liquidity and resources to fund the Company’s operations in 2008 through strategic initiatives. Management is in the final stages of raising new operating capital and has engaged a number of franchise agreements, some of which may close before July 2008. Completion of certain of these franchise agreements along with the newly raised capital will provide significant operating cash flow in 2008. Management is also working to acquire three additional stores and open 2 new company stores which will generate an anticipated cash flow from operations of up to $300,000. In addition, management has and will continue to aggressively find areas to cut corporate expenses and increase same store sales. Management is continuously evaluating the performance of its store operations and will close underperforming stores if it becomes necessary. Management is also active in procuring investment capital and other strategic partnerships. Management believes that the completion of these initiatives will permit the opening of 2 additional Company stores in 2008 and will adequately generate liquidity and resources to fund its operations through 2008.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current period’s presentation, none of which had an impact on total assets, stockholders’ equity, net loss, or net loss per share.

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

The Company primarily operates stores in California, Nevada, and North Carolina and generated approximately 98.92% of its revenues in these stores in the three months ended March 31, 2008.

Accounts Receivable
Accounts receivable are stated at amounts due from customers or individuals net of an allowance for doubtful accounts. Accounts longer than the contractual payment terms are considered past due.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments.  The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience. At March 31, 2008 the allowance for doubtful accounts balance was $61,335.

Notes Receivable
Notes receivable are stated at amounts due from an individual that acquired the assets of a store. The Company routinely evaluates the collectibility of the notes to determine if there is any risk of default. As of March 31, 2008 the Company has reserved $442,471 as an allowance for uncollectable debt.

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

Intangible Assets
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment was recorded during the three months ended March 31, 2008 and March 31, 2007, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Deferred Rent
For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $384,971 at March 31, 2008. The liability will be satisfied through future rental payments.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2007 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2007 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008.

The Company does not have any unrecognized tax benefits as of January 1, 2007 and March 31, 2008 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or March 31, 2008.

Revenue Recognition

Initial Franchise Fees
Initial franchise fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45, Accounting for Franchise Fee Revenue. SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Franchise Agreement, which usually occurs at the commencement of operations of the individual location, unless it can be demonstrated that substantial performance has occurred before this time. There was no initial franchise fee income for the three months ended March 31, 2008 and 2007, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Area Development Fees
Area development fee income is recognized in accordance with SFAS 45 on a pro rata basis of the required quota of stores to be opened upon the Company’s material and substantial obligations under its area development agreement which usually occurs upon the Company’s approval of applicants to become franchisees provided by the area developer. There was no area development fee income from the Company’s franchisee in the Midwest for the three months ended March 31, 2008 and 2007, respectively.

Master License Agreement Fees
Master license agreement fee income is recognized as revenue in accordance with SFAS 45. SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the agreement have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Master License Agreement, which usually occurs at the completion of operations training for the Master Licensee. There was no master license fee income for the three months ended March 31, 2008 and 2007 respectively.

Royalties
Royalty income of 4% of defined net sales is earned based on sales by franchisees and is recognized monthly as revenue when the related sales are reported to the Company. Additionally, the Company may receive a rebate or charge a mark-up for delivered supplies and coffee. Royalty income amounted to $11,627 and $9,825 for the three months ended March 31, 2008 and 2007, respectively.

Promotional Fund Fees
Promotional fund fee income of 2% and coop advertising of 1% of defined net sales is earned based on sales by franchisees, and is deferred until the promotional fund fee expenses are incurred by the Company. Promotional fund fee income amounted to $3,876 and $3,054 for the three months ended March 31, 2008 and 2007, respectively.

Retail Revenues
Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Retail revenues amounted to $1,421,872 and $1,580,366 for three months ended March 31, 2008 and 2007, respectively.

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

Rewards/Gift Cards
Revenues from the Company’s stored value cards, such as the Java Detour gift card, are recognized when tendered for payment or upon redemption. Outstanding customer balances are included in “Accrued expenses and other current liabilities” on the accompanying consolidated balance sheet. In accordance with the Company’s policies, none of its gift cards carry expiration dates and Java Detour does not charge any service fees that cause a decrement to customer balances. As of March 31, 2008 the Company has recorded $199,256 in accrued expenses and other current liabilities for the stored value cards.

While the Company will continue to honor all stored rewards/gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Other income.” The Company recognized $0 and $0 for the three months ended March 31, 2008 and 2007, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Earnings Per Share
In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2008, the Company had 7,731,165 of potential dilutive securities. The Company’s potential dilutive securities included 4,520,000 warrants that are exercisable at $2.00 per share for the purchase of common stock and 3,211,165 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. At March 31, 2007, the Company had 7,924,165 of potential dilutive securities. The Company’s potential dilutive securities include 2,924,165 stock options that are exercisable between $1.00 and $1.10 per share for the purchase of common stock and 5,020,000 warrants that are exercisable between $0.60 and $2.00 per share for the purchase of common stock. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the three months ended March 31, 2008 and 2007 were $29,338 and $95,351, respectively.

Promotional Fund Expenses
Promotional costs are charged to expense during the period incurred. These costs arise from advertising for area franchisee stores. These costs are indirect to the Company in that they receive a promotional fee from the franchisees to pay for these costs.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2008 include rebate balances and balances due from lessees, franchisees and master licensees totaling $79,736, net of allowances.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2008:

Land	$425,000
Site preparation and engineering	234,694
Buildings	2,259,764
Leasehold improvements	2,454,494
Signs	477,314
Store equipment	1,365,449
Other equipment, furniture, and vehicles	467,112
Total	7,683,827
Less accumulated depreciation	(1,920,465)
Property and equipment, net	$5,763,362
Depreciation expense for the three months ending March 31, 2008 and 2007 was $114,250 and $126,227, respectively. Accumulated depreciation for assets under capital leases was $344,752 at March 31, 2008. Depreciation expense for the assets under capital leases was $51,593 and $46,638 for three months ended March 31, 2008 and 2007, respectively.

NOTE 4 - INTANGIBLE ASSETS

Other intangible assets consist of the following at March 31, 2008:

Architectural prototypes	37,457
Franchise operating manuals	32,450
Goodwill	429,000
Total	$498,907

The Company has evaluated the intangible assets for impairment and has estimated that $498,907 of the carrying value will be recoverable from its estimated future cash flows.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 5 - NOTES RECEIVABLE

During 2005, the Company sold one of its Bakersfield, California locations to an unrelated third party for a note receivable in the amount of $450,368. The term of the note is for ten years and bears interest at the rate of 6% annually. The Company recorded a gain on the sale of this store of $300,052 during the year ended December 31, 2005. As of March 31, 2008, $436,221 was still owed to the Company under this note, of which $43,641 is due over the next twelve months. In addition, the Company paid other fees, such as property taxes on behalf of the new store owner in exchange for a note receivable in the amount of $6,250. As of March 31, 2008 the entire balance is still due the Company; however this amount was reserved as uncollectible during 2007.

NOTE 6 - LONG-TERM OBLIGATIONS

 Long-term obligations, excluding capital leases, consist of the following:

2008
Notes payable to a bank, payable in monthly installments with interest at Prime Rate plus 1.75% (7.00% at March 31, 2008), maturing in 2021 through 2029, secured by the property and equipment at four stores	$853,640
Notes payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (8.00% at March 31, 2008), maturing in 2009, secured by substantially all the Company’s assets	55,016
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 7.69% maturing in 2011, secured by one vehicle	18,002
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 2.74% maturing in 2010, secured by one vehicle	16,928
Note payable to an individual, payable in monthly installments with fixed interest at 6.00%, maturing in 2012, secured by all assets purchased through this agreement at a single store.	454,473
Total notes payable	$1,398,059
Less current portion	162,481
Long-term obligations	$1,235,578

Scheduled annual maturities of long-term obligations for the twelve months ended March 31, excluding capital leases, are as follows:

2009	$162,481
2010	164,641
2011	162,590
2012	161,068
Thereafter	747,279

Total	$1,398,059

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

Capital lease obligations consist of the following:

2008
Lease for the land of the Red Bluff store site, on which payments, less interest at 10% per annum, are credited toward purchase of the land; expires in 2012 with options to extend by two six-year periods; full ownership would be attained in 2022 under present terms	$210,364
Leases for property and equipment at several store sites, expiring through 2012, a majority of the total balance guaranteed by two stockholders	624,344
Total	$834,708

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2008 through 2021. Included in these are 16 operating leases governing 14 of its stores (two for its San Francisco and San Rafael stores each), a 17th lease for a property it sublets in Bakersfield and a 15th on undeveloped land in Lincoln, CA. Additional leases exist for the Company’s headquarters in California and its sales office in North Carolina. The leases initially run for either 5, 10 or 15 years and each store has between one and five five-year extensions available. Seven leases have pre-established rent increase that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. Rent expense under operating leases totaled $235,998 and $229,798 for the three month periods ended March 31, 2008 and 2007.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Future minimum lease payments for the twelve months ended March 31 are as follows:

	Capital	Operating	Total
2009	$405,223	$1,177,178	$1,582,401
2010	261,300	1,192,159	1,453,459
2011	155,247	1,154,905	1,310,152
2012	69,337	1,131,707	1,201,044
2013	47,858	908,257	956,115
Thereafter	243,524	3,959,053	4,202,577

Total	$1,182,489	$9,523,259	$10,705,748
Less amounts representing interest	347,781
Present value of minimum lease payments	834,708
Less current portion	287,133

Total, net of current portion	$547,575

Depreciation expense for the assets under capital leases was $51,593 and $46,638 for three months ended March 31, 2008 and 2007, respectively.

NOTE 8 - LINES OF CREDIT

The Company has two lines of credit with interest rates ranging from 13.5% to 15.0%. Total available credit under the lines of credit with Wells Fargo Bank is $100,000. Outstanding balances as of March 31, 2008 totaled $94,500.

NOTE 9 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. As of March 31, 2008, the Company does not have any shares of preferred stock outstanding.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

In accordance with FSP EITF 00-19-2, on the date of the private placement, the Company reviewed the terms of the registration rights agreements and as of that date, the Company believed they would meet all of the required deadlines under both of the agreements. As a result, the Company did not record any liability associated with the registration rights agreement. The registration statement covering the shares issued in the private placement was not declared effective within the 120 day requirement. The Company received a 30 day waiver from the investors, which extended the deadline for the effectiveness of the registration statement to April 24, 2007. As a result the Company determined that it was probable that the registration statement would be declared effective within 30 days of the extended deadline and recorded a contingent liability of $150,000 representing one month of registration rights penalties. The Company’s registration was declared effective July 5, 2007. Upon effectiveness, the investors waived the penalty and the Company recorded a gain on registration rights agreement as other income for the year ended December 31, 2007. The Company believed it would meet its deadlines for the registration and effectiveness of the stock underlying the warrant registration rights agreement and therefore did not record any contingent liability associated with those shares. The Company met the deadlines associated with the shares underlying the warrant registration rights agreement.

The warrants granted to the investors in the above private placement were treated as permanent equity pursuant to exemption from FAS 133.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan

On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”).   Under the 2006 Plan, a total of 4,249,167 common shares are available for issuance through the grant of a variety of common share-based awards under the plan.  Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options.  As of March 31, 2008, there were 3,211,165 outstanding options under the 2006 Plan, all of which vest over a period of 4 years from the date of issuance and 1,038,002 shares are available for issuance.

Summary of Options Granted to Directors, Officers and Employees

The following table summarizes compensatory options granted to directors, officers and other employees for the periods or as of the dates indicated, both under the aforesaid stock plans and in the form of free-standing grants:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2007	3.211,165	$1.02
Exercised	0.00	$0.00
Cancelled	0.00	$0.00
Granted	0.00	$0.00
Balance, March 31, 2008	3,211,165	$1.02

The weighted average remaining contractual life of compensatory options outstanding for directors, officers and employees is 8.84 years at March 31, 2008. The exercise prices for compensatory options outstanding for directors, officers and employees at March 31, 2008 were as follows:

Number of Options	Exercise Price
2,572,000	$1.00
639,165	$1.10

3,211,165

In accordance with FAS 123R, compensation expense of $130,815 was recognized as a result of the issuance of compensatory stock options issued to directors, officers and employees of the Company for the three months ended March 31, 2008.

At November 30, 2006, the date of grant, the Company issued 2,324,165 employee stock options and calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.75%, volatility of 130%, estimated life of 5 years and a fair market value of $1.00 per share. The total value of options granted was $2,017,159 and the unvested portion as of March 31, 2008 was $1,479,250, which is expected to be recognized over a weighted average period of 3.67 years.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

At June 20, 2007, the date of grant, the Company issued 687,000 employee stock options and calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.05%, volatility of 131%, estimated life of 5 years and a fair market value of $1.00 per share. The total value of options granted was $465,017 and the unvested portion as of March 31, 2008 was $392,630, which is expected to be recognized over a weighted average period of 4.22 years.

At October 3, 2007, the date of grant, the Company issued 200,000 employee stock options. The Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.24%, volatility of 129%, estimated life of 5 years, fair market value of $0.79 per share and exercise price of $1.00 per share. The total value of options granted was $134,123 and the unvested portion as of March 31, 2008 was $121,068, which is expected to be recognized over a weighted average period of 4.51 years.

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

The Company had the following warrants outstanding to purchase common shares as of March 31, 2008.

2008
Warrants issued in conjunction with the issuance of securities	4,520,000

4,520,000

Summary of Warrants Granted

The following table summarizes warrants granted, exercised and cancelled for the three months ended March 31, 2008.

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2007	4,520,000	$2.00
Exercised	-	$0.00
Cancelled	-	$0.00
Granted	-	$0.00
Balance, March 31, 2008	4,520,000	$2.00

Exercisable, March 31, 2008	4,520,000	$2.00

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

The weighted average remaining contractual life of the common share purchase warrants outstanding is 3.67 years at March 31, 2008. The exercise prices for common share purchases warrants outstanding at March 31, 2008 were as follows:

Number of Warrants	Exercise Price

4,520,000	$2.00
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

Related Party Transactions
The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the CEO and President of the Company. There is no ongoing commitment to purchase coffee from Landgrove and the Company can end its association with them at any time. As of March 31, 2008 the Company owes $96,673 for coffee and equipment purchases in 2008. The Company paid Landgrove $80,424 and $97,009 for the three months ended March 31, 2008 and 2007, respectively. As of April 2008, the Company had commitments to purchase whole coffee beans at a total cost of $3.73 per pound for its espresso & French roast blends, $4.29 per pound for its decaffeinated blend, $4.38 per pound for its house blend, and $4.92 per pound for specialty blends. Landgrove Coffees currently pays JDCO Subsidiary a rebate of forty cents per pound for all franchisee coffee purchases from its franchisee in the Midwest. The rebates are recorded as royalty revenue in the Company’s consolidated statements of operations. JDCO Subsidiary, however, reserves the right to earn a profit on the sale of proprietary products of up to 20%. For the three months ended March 31, 2008 and 2007, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $1,127 and $2,016, respectively.

NOTE 11 – FRANCHISE AGREEMENTS

During 2007 and through March 31, 2008 the Company entered into franchise, area development and master license agreements which granted rights to sell or open stores in the cities of Livermore, California, and Tracy, California, the counties of Broward and Gainesville in Florida, the States of Colorado, New York and New Jersey, and the country of China. The aggregate acquisition price of these territories was $946,000, of which $746,000 was received as of March 31, 2008. No revenue was recorded on the received funds for the three months ended March 31, 2008. Of the $746,000 received, $142,500 was recorded as deferred revenue, current portion and $603,500 was recorded as deferred revenue, long term. The Company has also agreed to issue an aggregate of 300,000 warrants of the Company’s common stock valued and exercisable at $1.00 per share pending the successful completion of specific terms in certain of these agreements. As of March 31, 2008, no stores have been opened under these agreements.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 12 – LAS VEGAS STORES

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

On January 3, 2008, Java Nevada turned over operations of its Nevada stores back to the Company. The Company is currently operating these stores as it negotiates conditions for an amendment of its Purchase Agreement with Java Nevada and a return of the Nevada Franchise area back to the Company. As a part of this process, the Company has solicited offers for the purchase of the Nevada stores from interested third parties. On April 10, 2008 the Company entered into a term sheet with Java Nevada for the purchase of the Nevada stores by the Company, subject to the parties executing and closing on a definitive resale agreement. The Company accounts for the returned Las Vegas stores as a variable interest entity (“VIE”). The Company gained control of the stores by means other than stock ownership; therefore, the stores must be consolidated as a variable interest entity. FIN 46 requires the Company to value the assets and liabilities of the VIE at their fair values at the date the Company becomes the primary beneficiary of the VIE, which occurred for the Company on January 3, 2008.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 13 – JAVA UNIVERSE AGREEMENT

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

Subsequent to March 31, 2008, the Company, through its wholly-owned subsidiary JDCO, purchased from Java Universe its right, title and interest in the assets related to a coffee retail location in West Hollywood, California (the “Assets”), pursuant to an Asset Purchase Agreement dated April 7, 2008 by and among JDCO, Java Universe, the Company, Elie Samaha and Joseph Merhi (the “Purchase Agreement”). The purchase price for the Assets was $1,450,000 which was paid with 1,450,000 shares of the Company’s common stock valued at $1.00 per share. As a condition to closing of the Purchase Agreement, the Company also entered into an Agency, Co-Occupancy and Operating Agreement with Demitri Samaha, Samaha Foods and Java Universe for the lease, occupancy and use of the West Hollywood store premises. Pursuant to the terms of the Operating Agreement, certain events may trigger the relinquishment of a portion of the common stock issued to Java Universe under the Purchase Agreement.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Subsequent to March 31, 2008, the Company agreed to terminate its Middle East Franchise and Southern California Franchise agreements with Java Universe. Pursuant to a Termination, Waiver and Mutual Release (“Termination Agreement”) dated April 7, 2008, by and among the Company, JDCO Subsidiary and Java Universe, the Company terminated such agreements in exchange for 550,000 shares of the Company’s common stock valued at $1.00 per share. The Termination Agreement also included lock-up restrictions on the sale of the common shares for 18 months from the signing of such agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our Financial Statements, including the related notes thereto, and other financial information included herein. The information in this quarterly report includes forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. The following discussion and analysis of our financial condition and results of operation should be read together with the audited financial statements, and accompanying notes, and other financial information appearing elsewhere in this quarterly report and in our Form 10-KSB filed with the SEC for the year ended December 31, 2007.

Overview

We sell high quality gourmet coffees, whole leaf teas, cold blended beverages, fresh fruit smoothies and select baked goods primarily from company-owned and franchised retail stores. Our immediate goal is to capitalize on the success of our company-owned stores with a new national franchisee program that will help us expand the Java Detour® brand into new domestic and international markets. All of our store locations, whether company-owned or franchised, will continue to focus on our core business concepts: consistently providing superior quality, convenience and customer service to all of our customers. Our main source of revenue, our coffee and related retail beverages and food sales, accounted for more than 98% of our sales for the quarter ended March 31, 2008.

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

Recent Events

On January 2, 2008, we took back operations of four Nevada franchise stores from Java Nevada, one of our franchisees. We are currently operating these stores as we negotiate the terms for an amendment to the Purchase Agreement with Java Nevada whereby we intend to terminate the current master franchise agreement in place with Java Nevada in connection with the Nevada territory. As a part of this process, we have solicited offers for the purchase of the four Nevada franchise stores from interested third parties.

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

On March 18, 2008, we amended our area development agreement with Colorado Java, one of our franchisees, modifying such agreement to become a master franchise agreement for the State of Colorado. Pursuant to the amended agreement, the aggregate purchase price due and payable by Java Colorado was increased by approximately $135,000. We have since received all amounts due and payable under the master franchise agreement. Upon payment in full by Java Colorado, we agreed to issue 100,000 warrants to purchase shares of our common stock. Although we have received payment in full, the warrants have not yet been issued.

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

Intangible Assets –When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For intangible assets, impairment tests are performed annually and more frequently if facts and circumstances indicate that carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment was recorded during the three months ended March 31, 2008.

Stock Based Compensation – We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, we would have accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of earnings.

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2008 and 2007 in U.S. dollars:

	Three Months Ended March 31,
	2008		2007
	(in thousands)
Sales and other operating revenues	1,437		1,593
Cost of sales	421	29.3%	511	32.1%

Gross profit	1,016	70.7%	1,082	67.9%

Store operating expenses	940	65.4%	1,104	69.3%
Selling, general and administrative expenses	926	64.4%	990	62.1%
Depreciation	114	7.9%	126	7.9%

Total operating expenses	1,980	137.7%	2,220	139.3%

Income (loss) from operations	(964)	67.0%	(1,138)	71.4%

Other income and expenses
Other income	454	31.6%	48	3.0%
Interest expense	(69)	4.8%	(72)	4.5%
Equity loss from VIE	(117)	8.1%	0	0%
Other expenses	(39)	2.7%	(3)	0.2%

Net loss before income taxes	(735)	51.0%	(1,165)	73.1%

Income tax benefit, net	0	0%	(2)	0.2%

Net loss	(735)	51.0%	(1,167)	73.3%

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Sales and other operating revenues for the three months ended March 31, 2008 were approximately $1.4 million, a decrease of $0.2 million, or 9.8%, from sales and other operating revenues earned of approximately $1.6 million for the three months ended March 31, 2007. The primary reason for the decrease in sales is the revenue decrease associated with the sold Las Vegas stores of $0.3 million offset by the increase in new store sales of $0.1 million

Cost of sales for the three months ended March 31, 2008 was approximately $421,000, a decrease of $91,000, or 17.8%, from approximately $511,000 for the three months ended March 31, 2007. The decrease in cost of sales was primarily due to lower product costs associated with lower sales revenues of $51,000 combined with improved margins of $66,000 resulting from more effective inventory management. Cost of sales as a percentage of net sales for the three months ended March 31, 2008 was approximately 29.3%, which was a decrease from 32.1% for the three months ended March 31, 2007.

Gross profit for the three months ended March 31, 2008 was approximately $1.0 million, as compared to $1.1 million for the three months ended March 31, 2007. Our gross profit for the three months ended March 31, 2008 was 70.7% as compared with 67.9% for the three months ended March 31, 2007.

Store expenses were approximately $1.0 million for the three months ended March 31, 2008, a decrease of $0.1 million, or 14.9%, from approximately $1.1 million for the three months ended March 31, 2007. The increase was principally due to an increase of operating expenses of $0.1 million resulting from the opening of a new Northern California store.

Selling and general administrative expenses were approximately $0.9 million for the three months ended March 31, 2008, a decrease of approximately $0.1 million, or 6.5%, from approximately $1.0 million for the three months ended March 31, 2007. The decrease was primarily due to decreased professional fees associated with the registration of our shares in 2007 of approximately $0.1 million.

Depreciation expense for the three months ended March 31, 2008 was approximately $114,000 as compared to approximately $126,000 for the three months ended March 31, 2007. The decrease of $12,000, or 9.5%, was primarily due to the equipment depreciation related to the Las Vegas stores which were returned to the Company and is included as a portion of the Equity loss in variable interest entity.

Other income was approximately $454,000 for the three months ended March 31, 2008 as compared with approximately $48,000 of other income for the three months ended March 31, 2007. The increase of $406,000 was primarily due to the gain associated with the Las Vegas stores being returned to the Company.

Interest expense for the three months ended March 31, 2008 was approximately $69,000, a decrease of $3,000 or 4.2%, from approximately $72,000 for the three months ended March 31, 2007.  The decrease was primarily due to repayment outstanding loans and capital leases.

Equity loss in variable interest entity for the three months ended March 31, 2008 was approximately $117,000 as compared to $0 for the three months ended March 31, 2007. The increase is principally due to losses from the Las Vegas stores which were returned to the Company in 2008 and are being accounted for as a variable interest entity.

Other expenses for the three months ended March 31, 2008 were approximately $39,000, an increase of $36,000 or 1,301.1% from approximately $3,000 for the three months ended March 31, 2007. The increase is primarily due to the loss on disposal of retired assets.

Net loss for the three months ended March 31, 2008 was approximately $0.7 million, a decrease of approximately $0.4 million from approximately $1.1 million for the three months ended March 31, 2007 for the reasons stated above.

Liquidity and Capital Resources

At March 31, 2008, we had total equity of approximately $1.8 million and had cash and cash equivalents of approximately $0.2 million. As of March 31, 2008, we had borrowed from banks and other institutions and had amounts of $544,114 in our current portion of long-term debt, which includes our current portion of capital lease obligations. Prior to November 2006, we historically financed our business through investor loans, long-term bank loans and lines of credit and cash provided by operations.

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

Net cash used in operating activities for the three months ended March 31, 2008 was approximately $0.3 million, as compared to approximately $0.9 million used in operations during the three months ended March 31, 2007. The change is primarily the result of reduced operating losses of approximately $0.4 million and cash provided through changes in operating assets and liabilities of $0.2 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Net cash used in investing activities was approximately $147,000 for the three months ended March 31, 2008, as compared to net cash used of approximately $119,000 for the three months ended March 31, 2007.

Net cash used by financing activities was approximately $10,000 for the three months ended March 31, 2008, as compared to cash used in the amount of approximately $65,000 for the three months ended March 31, 2007. The decrease in cash used was primarily due to borrowings by the Company from its line of credit partially offset by increased repayments on the principal amounts on the Company’s notes payable and capital lease obligations as compared to the three months ended March 31, 2007.

Our capital requirements, including development costs related to the opening of additional retail locations and expansion of our franchise retail operations, have been, and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords. During the remainder of 2008, we intend to expend approximately $0.9 million to continue to strategically expand our retail operations while also creating other outlets and distribution points for sales of our products. We believe that our current liquidity and resources will provide sufficient liquidity to fund our operations for at least 12 months.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

We have adopted all recently issued accounting pronouncements which are applicable to us. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Michael Binninger, our Chief Executive Officer, and Ronald Sands, our Chief Financial Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any material pending or threatened legal proceedings, other than ordinary routine litigation incidental to our business, involving our company or our property.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the SEC on April 15, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

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

JAVA DETOUR, INC. (Registrant)

May 15, 2008	By:	/s/ Michael Binninger
Michael Binninger
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)