Form 10-Q
period 2008-06-30
JAVA DETOUR INC.
filed 2008-08-14
CIK 1122887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 32,768,823 shares outstanding of registrant’s common stock, par value $.001 per share, as of August 4, 2008.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,382	$671,018
Accounts receivable, net	60,738	97,167
Inventories	116,113	85,421
Deferred financing cost	67,708	-
Prepaid expenses	140,190	127,443
Total current assets	517,131	981,049

NONCURRENT ASSETS:
Notes receivable, net	-	900,000
Property and equipment, net	6,938,795	4,192,213
Intangibles	676,289	498,907
Prepaid expenses	18,041	26,049
Deferred tax assets	485,647	485,647
Other assets	72,838	70,756

TOTAL ASSETS	$8,708,741	$7,154,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,131,304	$703,507
Accounts payable, related party	76,752	46,086
Deferred revenue, current portion	539,000	792,500
Short term related party notes payable, net of unamortized discount of $343,750	389,584	-
Notes payable, current portion	153,901	146,508
Capital leases, current portion	276,319	261,504
Lines of credit	90,047	-
Accrued expenses and other current liabilities	445,216	414,724
Total current liabilities	3,102,123	2,364,829

Deferred revenue, net of current portion	357,000	385,500
Notes payable, net of current portion	1,207,749	1,287,037
Capital lease obligations, net of current portion	486,880	510,017
Deferred rent	405,213	203,502
Total liabilities	5,558,965	4,750,885

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $0.001 par value; 75,000,000 shares authorized; 32,768,823 shares issued and outstanding	32,770	28,745
Additional paid in capital	17,492,803	14,790,037
Accumulated deficit	(14,375,797)	(12,415,046)
Total stockholders’ equity	3,149,776	2,403,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,708,741	$7,154,621

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
OPERATING REVENUES:
Sales and other operating revenues, net	$1,642,905	$1,687,124	$3,080,280	$3,280,590
Cost of sales	(559,971)	(587,626)	(981,305)	(1,099,165)
Gross profit	1,082,934	1,099,498	2,098,975	2,181,425

OPERATING EXPENSES:
Store operating expenses	961,774	1,306,683	1,901,409	2,410,971
Selling, general and administrative expenses	884,948	1,312,403	1,810,668	2,302,116
Depreciation	146,938	130,895	261,188	257,122

Total operating expenses	1,993,660	2,749,981	3,973,265	4,970,209

INCOME (LOSS) FROM OPERATIONS	(910,726)	(1,650,483)	(1,874,290)	(2,788,784)

OTHER INCOME/(EXPENSE):
Other income	6,013	67,219	459,815	115,502
Interest (expense)	(188,697)	(66,040)	(257,608)	(138,607)
Equity loss from variable interest entity	(104,076)	-	(221,734)	-
Gain on registration rights agreement	-	150,000	-	150,000
Other (expenses)	(27,926)	(22,645)	(66,934)	(25,429)
Total other income/(expense)	(314,686)	128,534	(86,461)	101,466

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,225,412)	(1,521,949)	(1,960,751)	(2,687,318)

INCOME TAX (EXPENSE) BENEFIT	-	-	-	(2,400)

NET (LOSS)	$(1,225,412)	$(1,521,949)	$(1,960,751)	$(2,689,718)

OTHER COMPREHENSIVE (LOSS)
Unrealized loss on investments		(25,431)		(25,431)
	-		-
COMPREHENSIVE (LOSS)	(1,225,412)	$(1,547,380)	(1,960,751)	$(2,715,149)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.04)	$(0.05)	$(0.07)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	30,691,076	28,327,787	29,717,449	28,327,787

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net (loss)	$(1,960,751)	$(2,689,718)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	261,188	257,122
Loss on disposal of fixed assets	27,430	30,369
Gain on asset reacquisition	(568,173)	-
Equity loss in variable interest entity	221,734	-
Amortization of deferred financing costs	15,625	-
Amortization of debt discounts	79,327	-
Value of options granted to employees	258,714	204,271
Reacquired cash from VIE	2,800
Changes in operating assets & liabilities
Accounts receivable	36,429	(26,921)
Inventories	(12,926)	(38,009)
Deferred acquisition costs	-	(29,374)
Prepaid expenses	(12,747)	(57,396)
Prepaid expenses long term	8,008
Other assets	(2,082)	(9,249)
Accounts payable	427,797	245,991
Accounts payable related party	30,666	(21,347)
Deferred revenue	268,000	557,000
Accrued expenses and other current liabilities	30,492	71,329
Contingent liability	-	(150,000)
Deferred rent	35,839	39,870
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(852,630)	(1,616,062)

CASH FLOW FROM (TO) INVESTING ACTIVITIES
Purchase of property and equipment	(211,212)	(390,336)
Purchase of investments	-	(992,224)
Intangible assets	(2,382)	(16,650)
NET CASH (USED IN) INVESTING ACTIVITIES	(213,594)	(1,399,210)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Proceeds from notes payable	733,333
Payment of financing costs	(83,333)	-
Principal repayments of notes payable	(71,894)	(22,561)
Principal repayments of capital lease obligations	(140,565)	(112,428)
Proceeds from lines of credit	94,500	-
Principal repayments of lines of credit	(4,453)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	527,588	(134,989)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(538,636)	(3,150,261)
Cash and cash equivalents, at beginning of period	671,018	4,938,149

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$132,382	$1,787,888
NONCASH INVESTING AND FINANCING ACTIVITY:
Acquisition of property and equipment under capital leases	$132,243	$-
Acquisition of property and equipment under a note payable	$-	$26,111
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$176,406	$136,954
Cash paid for income taxes	$2,400	$2,400

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Java Detour, Inc. (formerly known as Media USA.com, Inc. and referred to herein as the “Company” or “Java Detour”) operates through its wholly-owned subsidiary JDCO, Inc., a California corporation (“JDCO”). The Company sells high-quality gourmet coffees, whole leaf teas, cold-blended beverages, fresh fruit smoothies and select baked goods to its customers from uniquely designed retail stores specialized in providing fast and convenience customer service. Java Detour Franchise Corp., a California corporation formerly known as Java Detour (“JDCO Subsidiary”) and a wholly owned subsidiary of JDCO, is a franchisor of Java Detour cafés, with five franchised outlets in the north central United States. As of June 30, 2008, there were 12 company-owned stores and 8 franchised stores.

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

Basis of Presentation
These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended. The results for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Management Plans
Management plans to generate sufficient liquidity and resources to fund the Company's operations in 2008 through strategic initiatives. Management has completed the raise of significant new operating capital and is finalizing a number of new franchise agreements, some of which may close before the end of August 2008. Completion of these franchise agreements along with the newly raised capital will provide significant operating cash flow in 2008. Management is also working to open 2 new company stores which will generate an anticipated cash flow from operations in excess of $300,000 over the next 12 months. In addition, management has and will continue to aggressively find areas to cut corporate expenses and increase same store sales. Management is also active in procuring investment capital and other strategic partnerships. Management believes that the completion of these initiatives will adequately generate liquidity and resources to fund its operations through 2008.

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

The Company primarily operates stores in California, Nevada, and North Carolina and generated approximately 98.6% of its revenues in these stores in the six months ended June 30, 2008.

Accounts Receivable
Accounts receivable are stated as amounts due from customers or individuals net of an allowance for doubtful accounts. Accounts longer than the contractual payment terms are considered past due.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments.  The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience. At June 30, 2008 the allowance for doubtful accounts balance was approximately $900.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Notes Receivable
Notes receivable are stated at amounts due from individuals that acquired store assets.. The Company routinely evaluates the collectability of the note to determine if there is any risk of default. On July 3, 2008, the Company re-acquired all the store assets related that were purchased from the Company with the note from the purchaser as a result of default on the note. As of June 30, 2008, the Company has removed the note receivable as well as the allowance for uncollectible debt as a part of this asset reacquisition.

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

Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment was recorded during the six months ended June 30, 2008 and June 30, 2007, respectively.

Deferred Rent
For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $405,213 at June 30, 2008. The liability will be satisfied through future rental payments.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2007 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2007 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2008.

The Company does not have any unrecognized tax benefits as of January 1, 2007 and June 30, 2008 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or June 30, 2008.

Revenue Recognition

Initial Franchise Fees
Initial franchise fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45, Accounting for Franchise Fee Revenue. SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Franchise Agreement, which usually occurs at the commencement of operations of the individual location, unless it can be demonstrated that substantial performance has occurred before this time. There was no initial franchise fee income for the six months ended June 30, 2008 and 2007, respectively.

Area Development Fees
Area development fee income is recognized in accordance with SFAS 45 on a pro rata basis of the required quota of stores to be opened upon the Company’s material and substantial obligations under its area development agreement which usually occurs upon the Company’s approval of applicants to become franchisees provided by the area developer. There was no area development fee income for the six months ended June 30, 2008 and 2007, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Master License Agreement Fees
Master license agreement fee income is recognized as revenue in accordance with SFAS 45. SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the agreement have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Master License Agreement, which usually occurs at the completion of operations training for the Master Licensee. There was no master license fee income for the six months ended June 30, 2008 and 2007 respectively.

Royalties
Royalty income of up to 4% of defined net sales is earned based on sales by franchisees and is recognized monthly as revenue when the related sales are reported to the Company. Additionally, the Company may receive a rebate or charge a mark-up for delivered supplies and coffee. Royalty income amounted to $14,090 and $12,614 for the three months ended June 30, 2008 and 2007, respectively. Royalty income amounted to $35,190 and $23,951 for the six months ended June 30, 2008 and 2007, respectively.

Promotional Fund Fees
Promotional fund fee income of up to 2% and coop advertising of up to 1% of defined net sales is earned based on sales by franchisees, and is deferred until the promotional fund fee expenses are incurred by the Company. Promotional fund fee income amounted to $4,451 and $4,205 for the three months ended June 30, 2008 and 2007, respectively. Promotional fund fee income amounted to $7,481 and $6,864 for the six months ended June 30, 2008 and 2007, respectively.

Retail Revenues
Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Retail revenues amounted to $1,624,364 and $1,670,305 for three months ended June 30, 2008 and 2007, respectively. Retail revenues amounted to $3,037,609 and $3,249,775 for six months ended June 30, 2008 and 2007, respectively.

Deferred Revenue
Deferred revenue consists of the portion of the initial franchise fees received from franchisees who have not commenced operations, the pro rata portion of the initial fees received from area development fees of which the Company has not approved franchisee applications for the required quota, master license agreement fees of which the Company has not completed its obligations and the excess, if any, of the weekly promotional fund fees received from franchisees less the related promotional fund expenses incurred by the Company.

Rewards/Gift Cards
Revenues from the Company’s stored value cards, such as the Java Detour gift card, are recognized when tendered for payment or upon redemption. Outstanding customer balances are included in “Accrued expenses and other current liabilities” on the accompanying consolidated balance sheet. In accordance with the Company’s policies, none of its gift cards carry expiration dates and Java Detour does not charge any service fees that cause a decrement to customer balances. As of June 30, 2008 the Company has recorded $193,436 in accrued expenses and other current liabilities for the stored value cards.

While the Company will continue to honor all stored rewards/gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Other income.” The Company recognized $0 and $0 for the three and six months ended June 30, 2008 and 2007, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Earnings Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2008, the Company had 7,521,165 of potential dilutive securities. The Company’s potential dilutive securities included 4,520,000 warrants that are exercisable at $2.00 per share for the purchase of common stock and 3,001,165 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. At June 30, 2007, the Company had 8,031,165 of potential dilutive securities. The Company’s potential dilutive securities include 3,011,165 stock options that are exercisable between $1.00 and $1.10 per share for the purchase of common stock and 5,020,000 warrants that are exercisable between $0.60 and $2.00 per share for the purchase of common stock. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the three months ended June 30, 2008 and 2007 were $21,410 and $109,674, respectively, and for the six months ended June 30, 2008 and 2007 were $50,748 and $205,025, respectively.

Promotional Fund Expenses
Promotional costs are charged to expense during the period incurred. These costs arise from advertising for area franchisee stores. These costs are indirect to the Company in that they receive a promotional fee from the franchisees to pay for these costs.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of the Company.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2008 include rebate balances and balances due from lessees, franchisees and master licensees totaling $60,738, net of allowances.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2008:

Land	$425,000
Site preparation and engineering	280,776
Buildings	2,259,764
Leasehold improvements	3,427,729
Signs	481,862
Store equipment	1,694,182
Other equipment, furniture, and vehicles	473,842
Total	9,043,155
Less accumulated depreciation	(2,104,360)
Property and equipment, net	$6,938,795
Depreciation expense for the three months ending June 30, 2008 and 2007 was $146,938 and $130,895, respectively, and $261,188 and $257,120 for the six months ended June 30, 2008 and 2007. Accumulated depreciation for assets under capital leases was $536,436 at June 30, 2008. Depreciation expense for the assets under capital leases was $48,995 and $46,639 for three months ended June 30, 2008 and 2007, respectively and $100,190 and $93,277 for the six months ended June 30, 2008 and 2007 respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 4 - INTANGIBLE ASSETS

Other intangible assets consist of the following at June 30, 2008:

Architectural prototypes	37,457
Franchise operating manuals	34,832
Goodwill	604,000
Total	$676,289

The Company has evaluated the intangible assets for impairment and has estimated that $676,289 of the carrying value will be recoverable from its estimated future cash flows.

NOTE 5 - NOTES RECEIVABLE

During 2005, the Company sold one of its Bakersfield, California locations to an unrelated third party for a note receivable in the amount of $450,368. The term of the note was for ten years and bearing an interest at the rate of 6% annually. The Company recorded a gain on the sale of this store of $300,052 during the year ended December 31, 2005. On July 3, 2008 the Company re-acquired the assets of the Bakersfield store as a result of the default on the note. The Company had previously recorded a full allowance on the note.

NOTE 6 – SHORT-TERM RELATED PARTY NOTES PAYABLE

In May 2008, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with two related parties (“Secured Party”). Each Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company’s common stock in exchange for $366,666 each for total consideration of $733,333. The secured promissory notes are secured by the assets of three store locations, accrue interest at 24% and are due with interest in January 2009.The Company has recorded $83,333 as deferred financing costs associated with the closing. This amount represents $73,333 paid to an investment banking firm and $10,000 in legal fees associated with the private placement. These amounts will be amortized to interest expense over the term of the notes. The Company has recognized $21,875 of interest expense related to amortization of the deferred financing costs during the six months ended June 30, 2008.

The Company has determined the value of the stock requires bifurcation from the face value of the secured promissory notes in accordance with Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the shares of common stock of $1,000,000 has been determined using closing market price for the Company’s common shares on the date the agreement closed The face amount of the secured promissory notes of $733,333 was proportionately allocated to the secured promissory notes and the stock in the amount of $310,256 and $423,077, respectively. The $423,077 value allocated proportionately to the shares of common stock has been accounted for as a discount that is being amortized and treated as interest expense over the term of the secured promissory notes under the effective interest method. During the three and six months ended June 30, 2008, the Company has recognized $79,327 of interest expense related to amortization of the debt discount.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 7 - LONG-TERM OBLIGATIONS

 Long-term obligations, excluding capital leases, consist of the following:
2008
Notes payable to a bank, payable in monthly installments with interest at Prime Rate plus 1.75% (7.00% at June 30, 2008), maturing in 2021 through 2029, secured by the property and equipment at four stores	$846,585
Notes payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (8.00% at June 30, 2008), maturing in 2009, secured by substantially all the Company’s assets	49,887
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 7.69% maturing in 2011, secured by one vehicle	16,771
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 2.74% maturing in 2010, secured by one vehicle	14,770
Note payable to an individual, payable in monthly installments with fixed interest at 6.00%, maturing in 2012, secured by all assets purchased through this agreement at a single store.	433,637

Total notes payable	$1,361,650
Less current portion	153,901
Long-term obligations	$1,207,749

Scheduled annual maturities of long-term obligations for the twelve months ended June 30, excluding capital leases, are as follows:

2009	$153,901
2010	150,514
2011	152,444
2012	146,731
Thereafter	758,060

Total	$1,361,650

NOTE 8 - LEASE COMMITMENTS

The Company currently has 29 capital leases. Approximately 60% of the leases have a 60-month term with a $1.00 buyout option after the final payment under the lease. The remaining leases have terms of either 36 or 48 months. Additionally, 7% of the leases required a 10% balloon payment at the beginning of the lease, and 3% call for a fair market buy out. All leases have either the final month prepaid or a single payment on account as a refundable security deposit. None of the leases have an escalation clause; however annual payments may vary slightly if there are changes to regional sales tax rates.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Capital lease obligations consist of the following:

2008
Lease for the land of the Red Bluff store site, on which payments, less interest at 10% per annum, are credited toward purchase of the land; expires in 2012 with options to extend by two six-year periods; full ownership would be attained in 2022 under present terms	$208,515
Leases for property and equipment at several store sites, expiring through 2012, a majority of the total balance guaranteed by two stockholders	554,684
Total	$763,199

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2008 through 2021. Included in these are 17 operating leases governing 15 of its stores (two each for its San Francisco and San Rafael stores), an 18th lease for a property it sublets in Bakersfield, and a 19th for a future site in Los Altos. Additional leases exist for the Company’s headquarters in California and its sales office in North Carolina. The leases initially run for either 5, 10 or 15 years and each store has between one and five five-year extensions available. Seven leases have pre-established rent increase that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. Rent expense under operating leases totaled $282,948 and $235,451 for the three month periods ended June 30, 2008 and 2007, and $518,946 and $465,249 for the six month periods ended June 30, 2008 and 2007 respectively.

Future minimum lease payments for the twelve months ended June 30 are as follows:

	Capital	Operating	Total
2009	$446,806	$1,196,197	$1,643,003
2010	188,461	1,176,281	1,364,742
2011	104,518	1,157,019	1,261,537
2012	56,458	1,076,821	1,133,279
2013	41,363	880,564	921,927
Thereafter	236,430	3,753,429	3,989,859

Total	$1,074,036	$9,240,311	$10,314,347
Less amounts representing interest	310,837
Present value of minimum lease payments	763,199
Less current portion	276,319

Total, net of current portion	$486,880

Depreciation expense for the assets under capital leases was $48,995 and $46,639 for three months ended June 30, 2008 and 2007, respectively and $100,190 and $93,277 for the six months ended June 30, 2008 and 2007 respectively.

NOTE 9 - LINES OF CREDIT

The Company has two lines of credit with interest rates ranging from 13.5% to 15.0%. Total available credit under the lines of credit with Wells Fargo Bank is $100,000. Outstanding balances as of June 30, 2008 totaled $90,047.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 10 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. As of June 30, 2008, the Company does not have any shares of preferred stock outstanding.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

On April 7, 2008, the Company, acquired all of the assets of Java Universe related to the West Hollywood Business. The Company also terminated its Master Franchise Agreement with Java Universe. Pursuant to the terms of these agreements, on May 13, 2008 the Company issued 2,000,000 shares of common stock valued at $1.00 per share to Java Universe which are subject to certain lock-up restrictions whereby Java Universe may not sell or transfer its shares for a period of 18 months after issuance. In connection with the acquisition of the assets related to the West Hollywood Business, the Company also issued to Charles Tover, 25,000 shares of its common stock valued at $1.00 per share as a finder’s fee for his facilitation of the negotiations between Java Universe and the Company. These shares are also subject to certain lock-up restrictions whereby Tover may not sell or transfer his shares for a period of 18 months after issuance. The shares were valued at $25,000 and were allocated as part of the purchase price. See Note 14.

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan

On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”).   Under the 2006 Plan, a total of 4,249,167 common shares are available for issuance through the grant of a variety of common share-based awards under the plan.  Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options.  As of June 30, 2008, there were 3,001,165 outstanding options under the 2006 Plan, all of which vest over a period of 4 years from the date of issuance and 1,248,002 shares are available for issuance.

Summary of Options Granted to Directors, Officers and Employees

The following table summarizes compensatory options granted to directors, officers and other employees for the periods or as of the dates indicated, both under the aforesaid stock plans and in the form of free-standing grants:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2007	3,211,165	$1.02
Exercised	0	$0.00
Cancelled	210,000	$1.00
Granted	0	$0.00
Balance, June 30, 2008	3,001,165	$1.02

The weighted average remaining contractual life of compensatory options outstanding for directors, officers and employees is 7.98 years at June 30, 2008. The exercise prices for compensatory options outstanding for directors, officers and employees at June 30, 2008 were as follows:

Number of Options	Exercise Price
2,362,000	$1.00
639,165	$1.10

3,001,165

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

In accordance with FAS 123R, compensation expense of $258,714 was recognized as a result of the issuance of compensatory stock options issued to directors, officers and employees of the Company for the six months ended June 30, 2008.

At November 30, 2006, the date of grant, the Company issued 2,324,165 employee stock options and calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.75%, volatility of 130%, estimated life of 5 years and a fair market value of $0.87 per share and an exercise price of $1.00 per share. The total value of options granted was $2,017,159 and the unvested portion as of June 30, 2008 was $1,378,392, which is expected to be recognized over a weighted average period of 3.42 years.

At June 20, 2007, the date of grant, the Company issued 687,000 employee stock options and calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 5.05%, volatility of 131%, estimated life of 5 years, a fair market value of $0.68 per share and an exercise price of $1.00 per share. The total value of options granted was $465,017. During the six months ended June 30, 2008, the Company cancelled 10,000 of these options valued at $6,769. The unvested portion of outstanding options as of June 30, 2008 was $364,002, which is expected to be recognized over a weighted average period of 3.97 years.

At October 3, 2007, the date of grant, the Company issued 200,000 employee stock options. The Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.24%, volatility of 129%, estimated life of 5 years, fair market value of $0.79 per share and exercise price of $1.00 per share. The total value of options granted was $134,123. The Company cancelled these options during the six months ended June 30, 2008 and the remaining unvested portion as of June 30, 2008 was $0,

For compensatory options granted to directors, officers and employees during the six months ended June 30, 2007 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.00 and the weighted-average exercise price of such options was $1.00.

WARRANTS

The Company has outstanding warrants to purchase 4,520,000 shares of its common stock outstanding, exercisable at $2.00 per share for a five-year period from the date of issuance. 4,500,000 of the shares underlying such warrants have weighted average anti-dilution coverage for the issuance of securities within 12 months of the closing of the Merger at a price below $1.00, subject to customary exceptions.

The Company had the following warrants outstanding to purchase common shares as of June 30, 2008.

2008
Warrants issued in conjunction with the issuance of securities	4,520,000

4,520,000

Summary of Warrants Granted

The following table summarizes warrants granted, exercised and cancelled for the six months ended June 30, 2008.

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2007	4,520,000	$2.00
Exercised	-	$0.00
Cancelled	-	$0.00
Granted	-	$0.00
Balance, June 30, 2008	4,520,000	$2.00

Exercisable, June 30, 2008	4,520,000	$2.00

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

The weighted average remaining contractual life of the common share purchase warrants outstanding is 3.42 years at June 30, 2008. The exercise prices for common share purchase warrants outstanding at June 30, 2008 were as follows:

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

Related Party Transactions
The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the CEO of the Company. There is no ongoing commitment to purchase coffee from Landgrove and the Company can end its association with them at any time. As of June 30, 2008 the Company owes $76,752 for coffee and equipment purchases in 2008. The Company paid Landgrove $107,375 and $117,636 for the three months ended June 30, 2008 and 2007, respectively. The Company paid Landgrove $187,799 and $216,111 for the six months ended June 30, 2008 and 2007, respectively. As of August 2008, the Company had commitments to purchase whole coffee beans at a total cost of $3.73 per pound for its espresso & French roast blends, $4.29 per pound for its decaffeinated blend, $4.38 per pound for its house blend, and $4.92 per pound for specialty blends. Landgrove Coffees currently pays JDCO Subsidiary a rebate of forty cents per pound for all franchisee coffee purchases from its franchisee in the Midwest. The rebates are recorded as royalty revenue in the Company’s consolidated statements of operations. JDCO Subsidiary, however, reserves the right to earn a profit on the sale of proprietary products of up to 20%. For the six months ended June 30, 2008 and 2007, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $1,861 and $4,480, respectively.

Contingencies
In connection with the acquisition of the assets related to the West Hollywood Business, the Company, JDCO, and Java Universe, entered into a Finder’s Fee Agreement dated April 7, 2008 whereby the Company will pay a $10,000 monthly management fee subject to the opening of five company stores in Connecticut. Such management fee will continue for ten years.

NOTE 12 – FRANCHISE AGREEMENTS

During 2007 and through June 30, 2008 the Company entered into franchise, area development and master license agreements which granted rights to sell or open stores in the cities of Livermore, California, and Tracy, California, the counties of Broward and Gainesville in Florida, the States of Colorado, New York and New Jersey, and the country of China. The aggregate acquisition price of these territories was $946,000, of which $746,000 was received as of June 30, 2008. No revenue was recorded on the received funds for the six months ended June 30, 2008. Of the $746,000 received, $142,500 was recorded as deferred revenue, current portion and $603,500 was recorded as deferred revenue, long term. The Company has also agreed to issue an aggregate of 300,000 warrants of the Company’s common stock valued and exercisable at $1.00 per share pending the successful completion of specific terms in certain of these agreements. As of June 30, 2008, no stores have been opened under these agreements.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 13 – LAS VEGAS STORES

On August 2, 2007, the Company, through JDCO, sold to Java Nevada, LLC (“Java Nevada”) its right, title and interest in the assets related to its four company-owned gourmet coffee retail locations in the State of Nevada (the “Assets”), pursuant to an Asset Purchase Agreement as amended dated July 11, 2007 by and between JDCO and Java Nevada (the “Purchase Agreement”). The purchase price for the Assets was (i) $200,000 in cash, (ii) $900,000 payable pursuant to a promissory note accruing interest at a fixed rate of 8% per annum and maturing on August 2, 2012, and (iii) the assumption by Java Nevada of certain liabilities related to the Assets, subject to limited exceptions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the Company and JDCO also agreed to cause JDCO Subsidiary to relinquish its rights to open additional company-owned gourmet coffee retail locations in the State of Nevada as granted under a Master Franchise Agreement dated as of December 6, 2006 between JDCO Subsidiary and Java Nevada.

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

Effective July 8, 2008 the Company completed its negotiations with Java Nevada and re-acquired the Nevada Stores and franchise territory along with a new franchisee. Management elected to close the store located on Tropicana Avenue in Las Vegas and is soliciting offers for either the purchase of the store assets or sublease of the facilities. The store located on South Pecos Road in Las Vegas was sold to the new franchisee acquired in the transaction.

NOTE 14 – JAVA UNIVERSE AGREEMENT

On March 30, 2007 the Company entered into a Master License Agreement with Java Universe, LLC, a Nevada limited liability company, for the sale of rights to sell Java Detour® franchises throughout the Middle East and parts of North Africa. The aggregate purchase price is $1.0 million, of which $100,000 was received as a deposit on February 5, 2007 and $400,000 was received during the three months ended June 30, 2007. The remaining balance of $500,000 was to be received either when the Company registered as a franchisor in the Middle East and North Africa marketplaces or six months from the execution of the Master License Agreement, whichever occurs first On October 16, 2007, the Company entered into an amendment to the Master License Agreement, pursuant to which the Company granted Java Universe an extension until October 31, 2007 to tender the remaining $500,000 payment.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

On December 31, 2007, the Company entered into an Option to Extend (the “Option to Extend”) with Java Universe, its master franchisee in the Middle East and Southern California, to extend (the “Option”) until June 30, 2008 to tender a remaining payment of $500,000 (the “Payment”) previously due and payable on or before October 31, 2007; provided, that Java Universe was required to pay the Company $50,000 before December 31, 2007 (payment received and recorded as deferred revenue as of December 31, 2007) and was required to pay an additional $50,000 to the Company on or before June 30, 2008 in order to exercise the Option. Pursuant to the terms of the Option to Extend, the Company agreed to credit any payments received from Java Universe in connection with the Option towards amounts owed under the Payment. Additionally, the Company agreed to grant a warrants to Java Universe to purchase shares of the Company’s common stock upon the Company’s receipt of the Payment as a result of the cost overruns of the Santa Monica/Robertson franchise location of Java Universe and if Java Universe is successful in selling the Dubai and Qatar territories.. No warrants were granted.

In connection with an Asset Purchase Agreement, the Company agreed to terminate its Middle East Franchise and Southern California Franchise agreements with Java Universe. Pursuant to a Termination, Waiver and Mutual Release (“Termination Agreement”) dated April 7, 2008, by and among the Company, JDCO Subsidiary and Java Universe, the Company terminated such agreements in exchange for 550,000 shares of the Company’s common stock valued at $1.00 per share. The $550,000 value of the stock paid for the termination was exchanged for the $550,000 received by Java Universe from the initial Master License Agreement and the Option to extend. All deferred revenue associated with the agreements has been removed and the value of the stock issued has been recorded fully as equity. The Termination Agreement also included lock-up restrictions on the sale of the common shares for 18 months from the signing of such agreement.

The Company, through its wholly-owned subsidiary JDCO, purchased from Java Universe its right, title and interest in the assets related to a coffee retail location in West Hollywood, California (the “Assets”), pursuant to an Asset Purchase Agreement dated April 7, 2008 by and among JDCO, Java Universe, the Company, Elie Samaha and Joseph Merhi (the “Purchase Agreement”). The purchase price for the Assets was $1,450,000 which was paid with 1,450,000 shares of the Company’s common stock valued at $1.00 per share. The Company also issued 25,000 shares of common stock valued at $25,000 to Charles Tover as a finders fee associated with the asset purchase. The value of these shares is also considered part of the purchase price. The total purchase price of $1,475,000 was allocated as follows:

Purchase Price Allocation
Inventory	$3,000
Supplies	2,000
Furniture, fixtures and equipment	325,000
Leasehold improvements	970,000
Goodwill/operating agreement	175,000
Total purchase price	$1,475,000

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 15 – SUBSEQUENT EVENTS

Effective July 7, 2008, the Company closed its store in Charlotte, North Carolina and is soliciting offers for either the purchase of the store assets or sublease of the facilities.

On August 4, 2008, the Company’s newly acquired franchisee in Las Vegas, NV opened a store in the Molazki Corporate Center in Las Vegas, Nevada.

In July 2008, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with a related party (“Secured Party”). The Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company’s common. The secured promissory note is secured by the assets of three store locations, accrues interest at 24%, and is due with interest in January 2009.

On July 11, 2008 the Company entered into a Master Franchise License agreement for the rights to sell franchises in Kuwait, Saudi Arabia, Egypt, the UAE, Bahrain, Qatar, Oman and Jordan. The Master Franchise Licensee, Java Gulf, was also granted a first right of refusal on other defined territories in the Middle East and Asia if they adhere to the scheduled franchise opening timetables. Java Gulf also completed its operations training at the Company’s headquarters in San Francisco, CA

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

Overview

We sell high quality gourmet coffees, whole leaf teas, cold blended beverages, fresh fruit smoothies and select baked goods primarily from company-owned and franchised retail stores. Our immediate goal is to capitalize on the success of our company-owned stores with a new national franchisee program that will help us expand the Java Detour® brand into new domestic and international markets. All of our store locations, whether company-owned or franchised, will continue to focus on our core business concepts: consistently providing superior quality, convenience and customer service to all of our customers. Our main source of revenue, our coffee and related retail beverages and food sales, accounted for more than 98% of our sales for the three and six months ended June 30, 2008.

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

Recent Events

On January 2, 2008, we took back operations of four Nevada franchise stores from Java Nevada, one of our franchisees. Effective July 8, 2008 the Company completed its negotiations with Java Nevada and re-acquired the Nevada Stores and franchise territory and a new franchisee. Management elected to close the store located on Tropicana Avenue in Las Vegas and is soliciting offers for either the purchase of the store assets or sublease of the facilities. The store located on South Pecos Road in Las Vegas was also sold to the new franchisee.

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

On April 7, 2008, the Company agreed to terminate its Middle East Franchise and Southern California Franchise agreements with Java Universe in connection with an Asset Purchase Agreement. Pursuant to a Termination, Waiver and Mutual Release (“Termination Agreement”) dated April 7, 2008, by and among the Company, JDCO Subsidiary and Java Universe, the Company terminated such agreements in exchange for 550,000 shares of the Company’s common stock valued at $1.00 per share. The $550,000 value of the stock paid for the termination was exchanged for the $550,000 received by Java Universe from the initial Master License Agreement and the Option to extend. All deferred revenue associated with the agreements has been removed and the value of the stock issued has been recorded fully as equity. The Termination Agreement also included lock-up restrictions on the sale of the common shares for 18 months from the signing of such agreement.

The Company, through its wholly-owned subsidiary JDCO, purchased from Java Universe its right, title and interest in the assets related to a coffee retail location in West Hollywood, California (the “Assets”), pursuant to an Asset Purchase Agreement dated April 7, 2008 by and among JDCO, Java Universe, the Company, Elie Samaha and Joseph Merhi (the “Purchase Agreement”). The purchase price for the Assets was $1,450,000 which was paid with 1,450,000 shares of the Company’s common stock valued at $1.00 per share. The Company also issued 25,000 shares of common stock valued at $25,000 to Charles Tover as a finders fee associated with the asset purchase. The value of these shares is also considered part of the purchase price. The total purchase price of $1,475,000 was allocated as follows:

Purchase Price Allocation
Inventory	$3,000
Supplies	2,000
Furniture, fixtures and equipment	325,000
Leasehold improvements	970,000
Goodwill/operating agreement	175,000
Total purchase price	$1,475,000

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

On July 3, 2008 the Company re-acquired the assets of the Bakersfield store which it sold in 2005. The Company retired the note receivable from the purchaser as a result of this transaction. The Company has closed the store and is soliciting offers for the acquisition of the store assets or the sublease of the facility.

Effective July 7, 2008, the Company closed its store in Charlotte, North Carolina and is soliciting offers for either the purchase of the store assets or sublease of the facilities.

On July 11, 2008 the Company entered into a Master Franchise License agreement for the rights to sell franchises in Kuwait, Saudi Arabia, Egypt, the UAE, Bahrain, Qatar, Oman and Jordan. The Master Franchise Licensee, Java Gulf, was also granted a first right of refusal on other defined territories in the Middle East and Asia if they adhere to the scheduled franchise opening timetables. Java Gulf also completed its operations training at the Company’s headquarters in San Francisco, CA.

On August 4, 2008, the Company’s newly acquired franchisee in Las Vegas, NV opened a store in the Molazki Corporate Center in Las Vegas, Nevada.

In May 2008, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with two related parties (“Secured Party”). Each Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company's common stock in exchange for $366,666 each for total consideration of $733,333. The secured promissory notes are secured by the assets of three store locations, accrue interest at 24% and are due with interest in January 2009. The Company has recorded $83,333 as deferred financing costs associated with the closing. This amount represents $73,333 paid to an investment banking firm and $10,000 in legal fees associated with the private placement.

In July 2008, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with a related party (“Secured Party”). The Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company's common. The secured promissory note is secured by the assets of three store locations, accrues interest at 24%, and is due with interest in January 2009.

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

Intangible Assets – When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For intangible assets, impairment tests are performed annually and more frequently if facts and circumstances indicate that carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment was recorded during the six months ended June 30, 2008.

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

Results of Operations

The following table sets forth our statements of operations for the three and six months ended June 30, 2008 and 2007 in U.S. dollars:

	Three and Six Months Ended June 30,
	2008		2007		2008			2007
	Three Months		Three Months		Six Months			Six Months
	(in thousands)
Sales and other operating revenues	1,643		1,687		3,080		3,281
Cost of sales	560	34.1%	588	34.9%	981	31.9%	1,099	33.5%

Gross profit	1,083	65.9%	1,099	65.1%	2,099	68.1%	2,182	66.5%

Store operating expenses	962	58.6%	1,307	77.5%	1,901	61.7%	2,411	73.5%
Selling, general and administrative expenses	885	53.9%	1,312	77.8%	1,811	58.8%	2,302	70.2%
Depreciation	147	8.9%	131	7.8%	261	8.5%	257	7.8%

Total operating expenses	1,994	121.4%	2,750	163.0%	3,973	129.0%	4,970	151.5%

Income (loss) from operations	(911)	55.5%	(1,651)	97.9%	(1,874)	60.9%	(2,788)	85.0%

Other income and expenses
Other income	6	0.4%	67	4.0%	460	14.9%	116	3.5%
Interest expense	(188)	11.5%	(66)	3.9%	(258)	8.3%	(139)	4.2%
Equity loss from VIE	(104)	6.3%	0	0%	(222)	7.2%	0	0%
Gain on registration rights agreement	0	0%	150	8.9%	0	0%	150	4.6%
Other expenses	(28)	1.7%	(23)	1.4%	(67)	2.2%	(25)	0.8%

Net loss before income taxes	(1,225)	74.6%	(1,523)	90.2%	(1,961)	63.7%	(2,686)	81.9%

Income tax benefit, net	0	0%	0	0%	0	0%	(2)	0.1%

Net loss	(1,225)	74.6%	(1,523)	90.2%	(1,961)	63.7%	(2,688)	82.0%

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Sales and other operating revenues for the three months ended June 30, 2008 were approximately $1.6 million, a decrease of $0.1 million, or 2.6%, from sales and other operating revenues earned of approximately $1.7 million for the three months ended June 30, 2007. The primary reason for the decrease in sales is the revenue decrease associated with the sold Las Vegas stores of $0.2 million offset by the increase in new store sales of $0.1 million.

Cost of sales for the three months ended June 30, 2008 was approximately $560,000, a decrease of $28,000, or 4.8%, from approximately $588,000 for the three months ended June 30, 2007. The decrease in cost of sales was primarily due to lower product costs associated with lower sales revenues of $44,000 combined with improved margins of $16,000 resulting from more effective inventory management. Cost of sales as a percentage of net sales for the three months ended June 30, 2008 was approximately 34.1%, which was a decrease from 34.9% for the three months ended June 30, 2007.

Gross profit for the three months ended June 30, 2008 was approximately $1.1 million, as compared to $1.1 million for the three months ended June 30, 2007. Our gross profit percentage for the three months ended June 30, 2008 was 65.9% as compared with 65.1% for the three months ended June 30, 2007.

Store expenses were approximately $0.9 million for the three months ended June 30, 2008, a decrease of $0.4 million, or 26.4%, from approximately $1.3 million for the three months ended June 30, 2007. The decrease was principally due to more efficient labor scheduling, and the reclassification of Las Vegas store expenses to a variable interest entity.

Selling and general administrative expenses were approximately $0.9 million for the three months ended June 30, 2008, a decrease of approximately $0.4 million, or 32.5%, from approximately $1.3 million for the three months ended June 30, 2007. The decrease was primarily due to decreased professional fees associated with the registration of our shares in 2007 of approximately $0.2 million, the termination of fees related to our card based customer loyalty program, and a reduced budget for travel and marketing expenses.

Depreciation expense for the three months ended June 30, 2008 was approximately $147,000 as compared to approximately $131,000 for the three months ended June 30, 2007. The increase of $16,000, or 12.2%, was primarily due to the acquisition of two California stores, partially offset by the equipment depreciation related to the Las Vegas stores which were returned to the Company and is included as a portion of the Equity loss in variable interest entity.

Other income was approximately $6,000 for the three months ended June 30, 2008 as compared with approximately $67,000 of other income for the three months ended June 30, 2007. The decrease of $61,000 was primarily due to lower interest income from interest bearing accounts.

Interest expense for the three months ended June 30, 2008 was approximately $188,000, an increase of $122,000 or 184.8%, from approximately $66,000 for the three months ended June 30, 2007.  The increase was primarily due to the issuance of new notes payable and the amortization of the debt discount associated with such notes.

Equity loss in variable interest entity for the three months ended June 30, 2008 was approximately $104,000 as compared to $0 for the three months ended June 30, 2007. The increase is principally due to losses from the Las Vegas stores which were returned to the Company in 2008 and are being accounted for as a variable interest entity.

Other expenses for the three months ended June 30, 2008 were approximately $28,000, an increase of $5,000 or 21.7% from approximately $23,000 for the three months ended June 30, 2007. The increase is primarily due the write off of debt deemed uncollectable.

Net loss for the three months ended June 30, 2008 was approximately $1.2 million, a decrease of approximately $0.3 million from approximately $1.5 million for the three months ended June 30, 2007 for the reasons stated above.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Sales and other operating revenues for the six months ended June 30, 2008 were approximately $3.1 million, a decrease of $0.2 million, or 6.1%, from sales and other operating revenues earned of approximately $3.3 million for the six months ended June 30, 2007. The primary reason for the decrease in sales is the revenue decrease associated with the sold Las Vegas stores of $0.5 million offset by the increase in new store sales of $0.3 million.

Cost of sales for the six months ended June 30, 2008 was approximately $981,000, a decrease of $118,000, or 10.7%, from approximately $1.1 million for the six months ended June 30, 2007. The decrease in cost of sales was primarily due to lower product costs associated with lower sales revenues of $201,000 combined with improved margins of $118,000 resulting from more effective inventory management. Cost of sales as a percentage of net sales for the six months ended June 30, 2008 was approximately 31.9%, which was a decrease from 33.5% for the six months ended June 30, 2007.

Gross profit for the six months ended June 30, 2008 was approximately $2.1 million, as compared to $2.2 million for the six months ended June 30, 2007. Our gross profit percentage for the six months ended June 30, 2008 was 68.1% as compared with 66.5% for the six months ended June 30, 2007.

Store expenses were approximately $1.9 million for the six months ended June 30, 2008, a decrease of $0.5 million, or 21.2%, from approximately $2.4 million for the six months ended June 30, 2007. The decrease was principally due to more efficient labor scheduling and the reclassification of Las Vegas store expenses to a variable interest entity.

Selling and general administrative expenses were approximately $1.8 million for the six months ended June 30, 2008, a decrease of approximately $0.5 million, or 21.3%, from approximately $2.3 million for the six months ended June 30, 2007. The decrease was primarily due to decreased professional fees associated with the registration of our shares in 2007 of approximately $0.3 million, the termination of fees related to our card based customer loyalty program, and a reduced budget for travel and marketing expenses.

Depreciation expense for the six months ended June 30, 2008 was approximately $261,000 as compared to approximately $257,000 for the six months ended June 30, 2007. The increase of $4,000, or 1.6%, was primarily due to the acquisition of two California stores, partially offset by the equipment depreciation related to the Las Vegas stores which were returned to the Company and is included as a portion of the Equity loss in variable interest entity.

Other income was approximately $460,000 for the six months ended June 30, 2008 as compared with approximately $116,000 of other income for the six months ended June 30, 2007. The increase of $344,000 was primarily due to the gain associated with the Las Vegas stores being returned to the Company partially offset by lower interest income from interest bearing accounts.

Interest expense for the six months ended June 30, 2008 was approximately $258,000, an increase of $119,000 or 85.6%, from approximately $139,000 for the six months ended June 30, 2007.  The increase was primarily due to the issuance of a new note payable.

Equity loss in variable interest entity for the six months ended June 30, 2008 was approximately $222,000 as compared to $0 for the six months ended June 30, 2007. The increase is principally due to losses from the Las Vegas stores which were returned to the Company in 2008 and are being accounted for as a variable interest entity.

Other expenses for the six months ended June 30, 2008 were approximately $67,000, an increase of $42,000 or 168.0% from approximately $25,000 for the six months ended June 30, 2007. The increase is primarily due to the loss on disposal of retired assets and the write off of debt deemed uncollectable.

Net loss for the six months ended June 30, 2008 was approximately $1.9 million, a decrease of approximately $0.8 million from approximately $2.7 million for the six months ended June 30, 2007 for the reasons stated above.

Liquidity and Capital Resources

At June 30, 2008, we had total equity of approximately $3.1 million and had cash and cash equivalents of approximately $0.1 million. As of June 30, 2008, we had borrowed from banks and other institutions and had amounts of $909,851 in our current liabilities related to the current portion of long-term debt, short term debt, lines of credit and current portion of capital lease obligations. Prior to November 2006, we historically financed our business through investor loans, long-term bank loans and lines of credit and cash provided by operations.

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

Net cash used in operating activities for the six months ended June 30, 2008 was approximately $0.9 million, as compared to approximately $1.6 million used in operations during the six months ended June 30, 2007. The change is primarily the result of reduced operating losses of approximately $0.8 million and an increase in cash used through changes in operating assets and liabilities of $0.1 million.

Net cash used in investing activities was approximately $214,000 for the six months ended June 30, 2008, as compared to net cash used of approximately $1.4 million for the six months ended June 30, 2007. The decrease in cash used in investing activities is primarily the result of transferring all of our investments to bank accounts during the end of 2007.

Net cash provided by financing activities was approximately $528,000 for the six months ended June 30, 2008, as compared to cash used in the amount of approximately $135,000 for the six months ended June 30, 2007. The increase in cash provided was primarily due to proceeds from the issuance of notes payable as well as borrowings by the Company from its line of credit partially offset by increased repayments on the principal amounts on the Company’s notes payable and capital lease obligations.

Our capital requirements, including development costs related to the opening of additional retail locations and expansion of our franchise retail operations, have been, and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords. During the remainder of 2008, we intend to expend approximately $0.5 million to continue to strategically expand our retail operations while also creating other outlets and distribution points for sales of our products. We believe that our current liquidity and resources will provide sufficient liquidity to fund our operations for at least 12 months.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

We have adopted all recently issued accounting pronouncements which are applicable to us. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Michael Binninger, our Chief Executive Officer, and Ronald Sands, our Chief Financial Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JAVA DETOUR, INC. (Registrant)

August 14, 2008	By:
Michael Binninger
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)