Form 10-Q
period 2008-09-30
JAVA DETOUR INC.
filed 2008-11-14
CIK 1122887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 33,768,823 shares outstanding of registrant’s common stock, par value $.001 per share, as of November 14, 2008.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$140,480	$671,018
Accounts receivable, net of allowance for bad debt of $0 and $5,315, as of September 30, 2008 and December 31, 2007 respectively.	20,966	97,167
Inventories	172,325	85,421
Deferred financing cost	57,847	-
Prepaid expenses	53,677	127,443
Total current assets	445,295	981,049
NONCURRENT ASSETS:
Notes receivable, net	-	900,000
Property and equipment, net	6,469,881	4,192,213
Intangibles	676,289	498,907
Prepaid expenses	15,391	26,049
Deferred tax assets	485,647	485,647
Other assets	72,838	70,756
TOTAL ASSETS	$8,165,341	$7,154,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$901,856	$703,507
Accounts payable, related party	84,336	46,086
Deferred revenue, current portion	157,000	792,500
Short term related party notes payable, net of unamortized discount of $308,494	791,506	-
Notes payable, current portion	153,193	146,508
Capital leases, current portion	237,266	261,504
Lines of credit	90,047	-
Accrued expenses and other current liabilities	508,944	414,724
Total current liabilities	2,924,148	2,364,829

Deferred revenue, net of current portion	57,000	385,500
Notes payable, net of current portion	1,172,202	1,287,037
Capital lease obligations, net of current portion	383,580	510,017
Deferred rent	431,567	203,502
Total liabilities	4,968,497	4,750,885

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,768,823 shares issued and outstanding	33,769	28,745
Additional paid in capital	17,827,113	14,790,037
Accumulated deficit	(14,664,038)	(12,415,046)
Total stockholders’ equity	3,196,844	2,403,736
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,165,341	$7,154,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
OPERATING REVENUES:
Sales and other operating revenues, net	$2,721,329	$1,745,552	$5,801,609	$5,026,142
Cost of sales	(547,676)	(484,083)	(1,528,981)	(1,583,248)
Gross profit	2,173,653	1,261,469	4,272,628	3,442,894

OPERATING EXPENSES:
Store operating expenses	1,089,643	1,070,248	2,991,052	3,481,219
Selling, general and administrative expenses	607,826	1,030,234	2,418,494	3,332,350
Acquisition due diligence cost		181,808		181,808
Depreciation	144,075	110,410	405,263	367,532

Total operating expenses	1,841,544	2,392,700	5,814,809	7,362,909

INCOME (LOSS) FROM OPERATIONS	332,109	(1,131,231)	(1,542,181)	(3,920,015)

OTHER INCOME/(EXPENSE):
Other income	24,670	16,887	484,485	132,389
Interest (expense)	(494,482)	(69,696)	(752,090)	(208,303)
Equity loss from variable interest entity	-	-	(221,734)	-
Gain on registration rights agreement	-	-	-	150,000
Loss on disposal of assets	(118,029)	(378,376)	(145,459)	(398,279)
Other (expenses)	(32,509)	(526,334)	(72,013)	(531,860)
Total other income/(expense)	(620,350)	(957,519)	(706,811)	(856,053)

NET INCOME (LOSS) BEFORE INCOME TAXES	(288,241)	(2,088,750)	(2,248,992)	(4,776,068)

INCOME TAX (EXPENSE) BENEFIT	-	(922)	-	(3,322)

NET (LOSS)	$(288,241)	$(2,089,672)	$(2,248,992)	$(4,779,390)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.07)	$(0.07)	$(0.17)

WWEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	32,420,997	28,555,873	31,929,840	28,404,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$(2,248,992)	$(4,779,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	405,263	367,532
Loss on disposal of fixed assets	145,459	398,279
Gain on asset reacquisition	(568,173)	-
Write-down of uncollectable note receivable		501,443
Equity loss in variable interest entity	221,734	-
Amortization of deferred financing costs	62,153	-
Amortization of debt discounts	326,122	-
Value of options granted to employees	382,484	328,381
Reacquired cash from variable interest entity	2,800	-
Changes in operating assets and liabilities	-	-
Accounts receivable	76,201	(40,107)
Inventories	(74,659)	(33,631)
Deferred acquisition costs	-	-
Prepaid expenses	73,766	(106,188)
Prepaid expenses long term	10,658
Other assets	(2,082)	(9,249)
Accounts payable	198,350	300,027
Accounts payable related party	38,250	(12,779)
Deferred revenue	(414,000)	339,000
Accrued expenses and other current liabilities	94,220	82,760
Contingent liability	-	(150,000)
Deferred rent	62,193	51,549
NET CASH USED IN OPERATING ACTIVITIES	(1,208,253)	(2,762,373)

CASH FLOW FROM (TO) INVESTING ACTIVITIES
Purchase of property and equipment	(203,181)	(581,874)
Proceeds from sale of assets	204,300	200,000
Intangible assets	(2,382)	(59,882)
NET CASH USED IN INVESTING ACTIVITIES	(1,263)	(441,756)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Proceeds from notes payable	1,100,000	-
Payment of financing costs	(120,000)	-
Principal repayments of notes payable	(108,150)	(34,826)
Principal repayments of capital lease obligations	(282,919)	(171,209)
Proceeds from lines of credit	94,500	-
Principal repayments of lines of credit	(4,453)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	678,978	(206,035)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(530,538)	(3,410,164)
Cash and cash equivalents, at beginning of period	671,018	4,938,149

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$140,480	$1,527,985
NONCASH INVESTING AND FINANCING ACTIVITY:
Acquisition of property and equipment under capital leases	$132,243	$-
Acquisition of property and equipment under a note payable	-	26,111
Acquisition of property and equipment in exchange for stock	1,450,000	-
Termination of franchise agreement in exchange for stock	550,000	-
Reacquisition of property and equipment in exchange for cancelation of debt	1,491,368	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$210,944	$136,954
Cash paid for income taxes	$4,000	$2,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Java Detour, Inc. (formerly known as Media USA.com, Inc. and referred to herein as the “Company” or “Java Detour”) operates through its wholly-owned subsidiary JDCO, Inc., a California corporation (“JDCO”). The Company sells high-quality gourmet coffees, whole leaf teas, cold-blended beverages, fresh fruit smoothies and select baked goods to its customers from uniquely designed retail stores specialized in providing fast and convenience customer service. Java Detour Franchise Corp., a California corporation formerly known as Java Detour (“JDCO Subsidiary”) and a wholly owned subsidiary of JDCO, is a franchisor of Java Detour cafés, with five franchised outlets in the north central United States. As of September 30, 2008, there were 14 company-owned stores and 7 franchised stores.

Basis of Presentation
These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended. The results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Principles of Consolidation
The financial statements reflect the consolidation of JDCO and JDCO Subsidiary, wholly-owned subsidiaries of Java Detour, and all material intercompany transactions have been eliminated.

Management Plans
Management plans to generate sufficient liquidity and resources to fund the Company's operations through 2008. Management is also active in procuring new investment initiatives including investment capital. Management believes that these initiatives as well as other opportunities will adequately generate liquidity and resources to fund its operations through 2008 and beyond.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Concentrations
The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash.

The Company primarily operates stores in California and Nevada. It generated approximately 80.4% of its revenues in these stores in the nine months ended September 30, 2008.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Loss Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2008, the Company had 7,521,165 of potential dilutive securities. The Company’s potential dilutive securities included 4,520,000 warrants that are exercisable at $2.00 per share for the purchase of common stock and 3,001,165 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. At September 30, 2007, the Company had 7,531,165 of potential dilutive securities. The Company’s potential dilutive securities include 3,011,165 stock options that are exercisable between $1.00 and $1.10 per share for the purchase of common stock and 4,520,000 warrants that are exercisable between $0.60 and $2.00 per share for the purchase of common stock. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, effective July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS No. 157 requires consideration of a company's own creditworthiness when valuing liabilities.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective July 1, 2008. SFAS No. 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards. As a result of adopting SFAS No. 159, the Company did not elect fair value accounting for any other assets and liabilities not previously carried at fair value.

Determination of Fair Value - At September 30, 2008, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

The methods described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

Valuation Hierarchy
SFAS No. 157 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

Level 1.    Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.
Level 2.    Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.
Level 3.    Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

Application of Valuation Hierarchy
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Cash Equivalents. Cash equivalents consist of money market funds with available quoted market prices on active markets that the Company classifies as Level 1 of the valuation hierarchy.
Investments. As quoted prices are available in an active market for all securities that the Company holds, the Company classifies investments within Level 1 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at September 30, 2008:	Level 1	Level 2	Level 3	Total carrying value
Recurring:
Cash equivalents	$140,480	$—	$—	$140,480

NOTE 2 - NOTES RECEIVABLE

During 2005, the Company sold one of its Bakersfield, California locations to an unrelated third party for a note receivable. On July 3, 2008 the Company re-acquired the assets of the Bakersfield store as a result of the default on the note. The Company had previously recorded a full allowance on the note.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 3 - SHORT-TERM RELATED PARTY NOTES PAYABLE

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

In July 2008, the Company entered into a third Securities Purchase, Loan and Security Agreement (the “Agreement”) with one of the same related parties (“Secured Party”). The Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company’s common stock in exchange for $366,666, bringing total consideration of these notes to $1,100,000. This third secured promissory note is secured by the assets of the same three store locations, and also accrues interest at 24% and is also due with interest in January 2009. The Company has recorded an additional $36,667 as deferred financing costs associated with the closing, for total deferred financing of $120,000. This amount will be amortized to interest expense over the term of the notes. The Company has recognized $62,153 of interest expense related to amortization of the total deferred financing costs during the nine months ended September 30, 2008. The Company has recognized $90,692 of accrued interest expense related to the terms of the notes during the nine months ended September 30, 2008.

The Company has determined the value of the stock requires bifurcation from the face value of the secured promissory notes in accordance with Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the shares of common stock of $1,500,000 has been determined using closing market price for the Company’s common shares on the date the agreement closed The face amount of the secured promissory notes of $1,100,000 was proportionately allocated to the secured promissory notes and the stock in the amount of $465,385 and $634,615, respectively. The $634,615 value allocated proportionately to the shares of common stock has been accounted for as a discount that is being amortized and treated as interest expense over the term of the secured promissory notes under the effective interest method. The Company has recognized interest expense related to the amortization of the debt discount of $246,795 and $326,122 for the three and nine months ended September 30, 2008, respectively.

NOTE 4 - LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital leases, consist of the following:

2008
Notes payable to a bank, payable in monthly installments with interest at Prime Rate plus 1.75% (6.75% at September 30, 2008), maturing in 2021 through 2029, secured by the property and equipment at four stores	$840,036
Notes payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (7.75% at June 30, 2008), maturing in 2009, secured by substantially all the Company’s assets	44,758
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 7.69% maturing in 2011, secured by one vehicle	15,516
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 2.74% maturing in 2010, secured by one vehicle	12,598
Note payable to an individual, payable in monthly installments with fixed interest at 6.00%, maturing in 2012, secured by all assets purchased through this agreement at a single store.	412,487

Total notes payable	$1,325,395
Less current portion	153,193
Long-term obligations	$1,172,202

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Scheduled annual maturities of long-term obligations for the twelve months ended September 30, excluding capital leases, are as follows:

2009	$153,193
2010	147,186
2011	151,273
2012	144,541
Thereafter	729,202

Total	$1,325,395

NOTE 5 - LEASE COMMITMENTS

The Company currently has 26 capital leases. Approximately 60% of the leases have a 60-month term with a $1.00 buyout option after the final payment under the lease. The remaining leases have terms of either 36 or 48 months. Additionally, 8% of the leases required a 10% balloon payment at the beginning of the lease, and 3% call for a fair market buy out. All leases have either the final month’s payment prepaid, or a single payment on account as a refundable security deposit. None of the leases have an escalation clause; however annual payments may vary slightly if there are changes to regional sales tax rates.

Capital lease obligations consist of the following:

2008
Lease for the land of the Red Bluff store site, on which payments, less interest at 10% per annum, are credited toward purchase of the land; expires in 2012 with options to extend by two six-year periods; full ownership would be attained in 2022 under present terms	$206,620
Leases for property and equipment at several store sites, expiring through 2012, a majority of the total balance guaranteed by two stockholders	414,226
Total	$620,846

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2008 through 2021. Included in these are 17 operating leases governing 15 of its stores (two each for its San Francisco and San Rafael stores), an 18th lease for a property it sublets in Bakersfield, and a 19th for a future site in Los Altos. Additional leases exist for the Company’s headquarters in California and its sales office in North Carolina. The leases initially run for either 5, 10 or 15 years and each store has between one and five five-year extensions available. Seven leases have pre-established rent increase that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. Rent expense under operating leases totaled $295,964 and $189,141 for the three month periods ended September 30, 2008 and 2007, and $814,910 and $654,390 for the nine month periods ended September 30, 2008 and 2007 respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Future minimum lease payments for the twelve months ended September 30 are as follows:

	Capital	Operating	Total
2009	$315,286	$1,189,665	$1,504,951
2010	157,284	1,152,256	1,309,540
2011	88,084	1,142,839	1,230,923
2012	54,354	1,016,936	1,071,290
2013	34,867	840,948	875,815
Thereafter	229,337	3,564,990	3,794,327

Total	$879,212	$8,907,634	$9,786,846
Less amounts representing interest	258,366
Present value of minimum lease payments	620,846
Less current portion	237,266

Total, net of current portion	$383,580

Depreciation expense for the assets under capital leases was $36,844 and $31,728 for three months ended September 30, 2008 and 2007, respectively and $137,034 and $125,005 for the nine months ended September 30, 2008 and 2007 respectively.

NOTE 6 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. The stock has no specific voting, liquidation, redemption or dividend rights: these preferences are determined by the Board of Directors upon issuance. As of September 30, 2008, the Company does not have any shares of preferred stock outstanding.

COMMON STOCK

On April 7, 2008, the Company acquired all of the assets of Java Universe related to the West Hollywood Business. The Company also terminated its Master Franchise Agreement with Java Universe. Pursuant to the terms of these agreements, on May 13, 2008 the Company issued 2,000,000 shares of common stock valued at $1.00 per share to Java Universe which is subject to certain lock-up restrictions whereby Java Universe may not sell or transfer its shares for a period of 18 months after issuance. In connection with the acquisition of the assets related to the West Hollywood Business, the Company also issued to Charles Tover, 25,000 shares of its common stock valued at $1.00 per share as a finder’s fee for his facilitation of the negotiations between Java Universe and the Company. These shares are also subject to certain lock-up restrictions whereby Tover may not sell or transfer his shares for a period of 18 months after issuance. The shares were valued at $25,000 and were allocated as part of the purchase price. See Note 10.

In April 2008, the Company entered into an agreement for the acquisition of a Java Detour, Inc. franchise store in West Hollywood, CA. in which the Company issued 1,450,000 shares of common stock to Java Universe in exchange for the store assets. The Company also issued 25,000 common shares to Charles Tover as payment of a finder’s fee for the transaction. In April 2008 the Company also terminated its Middle East Franchise and Southern California Franchise Agreements in exchange for 550,000 shares of common stock. In May 2008, the Company issued 2,000,000 shares of common stock to related parties in connection with two promissory notes in the aggregate amount of $733,334. In July 2008 the Company issued 1,000,000 shares of common stock to a related party in connection with a promissory note in the amount of $366,666.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan

On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”).   Under the 2006 Plan, a total of 4,249,167 common shares are available for issuance through the grant of a variety of common share-based awards under the plan.  Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options.  As of September 30, 2008, there were 3,001,165 outstanding options under the 2006 Plan, all of which vest over a period of 4 years from the date of issuance and 1,248,002 shares are available for issuance.

Summary of Options Granted to Directors, Officers and Employees

The following table summarizes compensatory options exercised, cancelled and granted to directors, officers and other employees for the periods or as of the dates indicated, both under the aforesaid stock plans and in the form of free-standing grants:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2007	3,211,165	$1.02
Exercised	0	$0.00
Cancelled	210,000	$1.00
Granted	0	$0.00
Balance, September 30, 2008	3,001,165	$1.02

The weighted average remaining contractual life of compensatory options outstanding for directors, officers and employees is 8.29 years at September 30, 2008. The exercise prices for compensatory options outstanding for directors, officers and employees at September 30, 2008 were as follows:

Number of Options	Exercise Price
2,362,000	$1.00
639,165	$1.10

3,001,165

In accordance with FAS 123R, compensation expense of $382,484 was recognized as a result of the issuance of compensatory stock options issued to directors, officers and employees of the Company for the nine months ended September 30, 2008.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Related Party Transactions
The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the CEO of the Company. There is no ongoing commitment to purchase coffee from Landgrove and the Company can end its association with them at any time. As of September 30, 2008 the Company owes $84,336 for coffee and equipment purchases in 2008. The Company paid Landgrove $83,025 and $97,716 for the three months ended September 30, 2008 and 2007, respectively. The Company paid Landgrove $270,824 and $313,827 for the nine months ended September 30, 2008 and 2007, respectively. As of October 2008, the Company had commitments to purchase whole coffee beans from Landgrove at various costs. Landgrove Coffees currently pays JDCO Subsidiary a rebate of forty cents per pound for all franchisee coffee purchases from its franchisee in the Midwest. The rebates are recorded as royalty revenue in the Company’s consolidated statements of operations. JDCO Subsidiary, however, reserves the right to earn a profit on the sale of proprietary products of up to 20%. For the three months ended September 30, 2008 and 2007, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $862 and $1,975 respectively. For the nine months ended September 30, 2008 and 2007, JDCO Subsidiary’s revenue from franchisee purchases and leases totaled $2,723 and $6,455 respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Contingencies
In connection with the acquisition of the assets related to the West Hollywood Business, the Company, JDCO, and Java Universe, entered into a Finder’s Fee Agreement dated April 7, 2008 whereby the Company will pay a $10,000 monthly management fee subject to the opening of five company stores in Connecticut. Such management fee will continue for ten years.

NOTE 8 - FRANCHISE AGREEMENTS

During 2007 and through September 30, 2008 the Company entered into franchise, area development and master license agreements which granted rights to sell or open stores in the counties of Broward and Gainesville in Florida, the States of Colorado, New York and New Jersey, and the countries of China and Kuwait (including other parts of the Middle East). The aggregate acquisition price of these territories was $1,189,000, of which $1,089,000 was received as of September 30, 2008. $1,075,000 in revenue was recorded on the received funds for the nine months ended September 30, 2008. Of the $1,089,000 received, $157,000 was recorded as deferred revenue, current portion and $57,000 was recorded as deferred revenue, long term. The Company has also agreed to issue an aggregate of 300,000 warrants of the Company’s common stock valued and exercisable at $1.00 per share pending the successful completion of specific terms in certain of these agreements. As of September 30, 2008, no stores had been opened under these agreements. The first store in Shanghai, China opened October 17, 2008.

NOTE 9 - LAS VEGAS STORES

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

Effective July 1, 2008 the Company completed its negotiations with Java Nevada and re-acquired the Nevada Stores and franchise territory along with a new franchisee. Management elected to close the store located on Tropicana Avenue in Las Vegas and is soliciting offers for either the purchase of the store assets or sublease of the facilities. The store located on South Pecos Road in Las Vegas was sold to the new franchisee acquired in the transaction on July 8, 2008.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 10 - JAVA UNIVERSE AGREEMENT

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 11 - SUBSEQUENT EVENTS

On October 17, 2008, the Company’s newly acquired franchisee in Shanghai, China opened a store on Huai Hai Road in the heart of one of Shanghai’s premiere shopping districts.

On October 17, 2008 the Company received $100,000 on a short-term note payable, accruing interest at 6% per annum, due on November 17, 2008 from a related party.

On November 4, 2008, we dismissed AJ. Robbins, PC (“AJ Robbins”) as our independent registered public accounting firm. We engaged AJ Robbins to audit our financial statements for the years ended December 31, 2005, 2006 and 2007. The decision to change accountants was approved and ratified by our Board of Directors. The report of AJ Robbins on our financial statements for the fiscal years ended December 31, 2005, 2006 and 2007 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to our ability to continue as a going concern.

While AJ Robbins was engaged by our company, there were no disagreements with AJ Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to our company, which disagreements if not resolved to the satisfaction of AJ Robbins would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for the fiscal years ended December 31, 2005, 2006 and 2007.

The Company engaged Farber Hass Hurley LLP as our independent registered public accounting firm as of November 4, 2008.

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

Overview

We sell high quality gourmet coffees, whole leaf teas, cold blended beverages, fresh fruit smoothies and select baked goods primarily from company-owned and franchised retail stores. Our immediate goal is to capitalize on the success of our company-owned stores with a new national franchisee program that will help us expand the Java Detour® brand into new domestic and international markets. All of our store locations, whether company-owned or franchised, will continue to focus on our core business concepts: consistently providing superior quality, convenience and customer service to all of our customers. Our main source of revenue, our coffee and related retail beverages and food sales, accounted for more than 98% of our sales for the three and nine months ended September 30, 2008.

We operate through our Subsidiary, JDCO, Inc., a California corporation (“JDCO”). JDCO conducts its franchising business through Java Detour Franchise Corp., a California corporation.

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

The Company, through its wholly-owned subsidiary JDCO, purchased from Java Universe its right, title and interest in the assets related to a coffee retail location in West Hollywood, California (the “Assets”), pursuant to an Asset Purchase Agreement dated April 7, 2008 by and among JDCO, Java Universe, the Company, Elie Samaha and Joseph Merhi (the “Purchase Agreement”). The purchase price for the Assets was $1,450,000 which was paid with 1,450,000 shares of the Company’s common stock valued at $1.00 per share. The Company also issued 25,000 shares of common stock valued at $25,000 to Charles Tover as a finder’s fee associated with the asset purchase. The value of these shares is also considered part of the purchase price. The total purchase price of $1,475,000 was allocated as follows:

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

Effective May 24, 2008, the Company closed its store on Tropicana Ave. in Las Vegas, Nevada and is soliciting offers for either the purchase of the store assets or sublease of the facilities.

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

On July 15, 2008, the Company agreed to mutually terminate the franchise agreement for the California cities of Livermore and Tracy in exchange for a partial refund of the franchise fees.

On August 4, 2008, the Company’s newly acquired franchisee in Las Vegas, NV opened a store in the Molaski Corporate Center in Las Vegas, Nevada.

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

Intangible Assets - When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For intangible assets, impairment tests are performed annually and more frequently if facts and circumstances indicate that carrying values exceed estimated reporting unit fair values and if indefinite useful lives are no longer appropriate. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment was recorded during the nine months ended September 30, 2008.

Stock Based Compensation - We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, we would have accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the condensed consolidated statements of operations.

Results of Operations

The following table sets forth our statements of operations for the three and nine months ended September 30, 2008 and 2007 in U.S. dollars:

	Three and Nine Months Ended September 30,
	2008		2007		2008		2007
	Three Months		Three Months		Nine Months		Nine Months
	(in thousands)
Sales and other operating revenues	2,721		1,745		5,802		5,026
Cost of sales	547	20.1%	484	27.7%	1,529	26.4%	1,583	31.5%

Gross profit	2,174	79.9%	1,261	72.3%	4,273	73.6%	3,443	68.5%

Store operating expenses	1,090	40.1%	1,070	61.3%	2,991	51.5%	3,481	69.3%
Selling, general and administrative expenses	608	22.3%	1,030	59.0%	2,419	41.7%	3,332	66.3%
Acquisition due diligence cost			182	10.4			182	3.6
Depreciation	144	5.3%	110	6.3%	405	7.0%	368	7.3%

Total operating expenses	1,842	67.7%	2,392	137.0%	5,815	100.2%	7,363	146.5%

Income (loss) from operations	332	12.2%	(1,131)	64.8%	(1,542)	26.6%	(3,920)	77.9%

Other income and expenses
Other income	25	0.9%	17	1.0%	484	8.3%	132	2.6%
Interest expense	(494)	18.1%	(70)	4.0%	(752)	13.0%	(208)	4.1%
Equity loss from VIE	0	0%	0	0%	(222)	3.8%	0	0%
Gain on registration rights agreement	0	0%	0	0%	0	0%	150	3.0%
Loss on disposal of assets	(118)	4.4%	(378)	21.7	(145)	2.5	(398)	7.9
Other expenses	(33)	1.2%	(526)	30.1%	(72)	1.2%	(532)	10.6%

Net loss before income taxes	(288)	10.6%	(2,089)	119.7%	(2,249)	38.8%	(4,776)	95.0%

Income tax benefit, net	0	0%	(1)	0.01%	0	0%	(3)	0%

Net loss	(288)	10.6%	(2,090)	119.7%	(2,249)	38.8%	(4,779)	95.0%

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Sales and other operating revenues for the three months ended September 30, 2008 were approximately $2.7 million, an increase of $1.0 million, or 55.9%, from sales and other operating revenues earned of approximately $1.7 million for the three months ended September 30, 2007. Revenue of approximately $1.0 million from three master franchise agreements: China, Middle East and Colorado were the primary reason for the increase in sales.

Cost of sales for the three months ended September 30, 2008 was approximately $547,000, an increase of $63,000, or 13.0%, from approximately $484,000 for the three months ended September 30, 2007. The increase in cost of sales was primarily due to higher costs for dairy products and paper products, especially our cups. Cost of sales as a percentage of net sales for the three months ended September 30, 2008 was approximately 20.1%, which was an increase from 27.7% for the three months ended September 30, 2007.

Gross profit for the three months ended September 30, 2008 was approximately $2.1 million, as compared to $1.3 million for the three months ended September 30, 2007. Our gross profit percentage for the three months ended September 30, 2008 was 79.9% as compared with 72.3% for the three months ended September 30, 2007.

Store expenses were approximately $1.0 million for the three months ended September 30, 2008, unchanged from approximately $1.0 million for the three months ended September 30, 2007.

Selling and general administrative expenses were approximately $0.6 million for the three months ended September 30, 2008, a decrease of approximately $0.4 million, or 40.9%, from approximately $1.0 million for the three months ended September 30, 2007. The decrease was primarily due to decreased professional fees associated with the registration of our shares in 2007 of approximately $0.2 million, decreased legal fees, the termination of fees related to our card based customer loyalty program, and a reduced budget for travel and marketing expenses.

Acquisition due diligence costs for the three months ended September 30, 2008 was $0 as compared to approximately $182,000 for the three months ended September 30, 2007. The decrease of $182,000 was due to onetime expenditures in performing due diligence on an unrealized acquisition opportunity.

Depreciation expense for the three months ended September 30, 2008 was approximately $144,000 as compared to approximately $110,000 for the three months ended September 30, 2007. The increase of $34,000, or 30.1%, was primarily due to the acquisition of two California stores, and the reacquisition of two Nevada stores.

Other income was approximately $25,000 for the three months ended September 30, 2008 as compared with approximately $17,000 of other income for the three months ended September 30, 2007. The increase of $8,000 was primarily due to decreased interest on deposited funds offset by a forfeited deposit held by the company.

Interest expense for the three months ended September 30, 2008 was approximately $494,000, an increase of $424,000 or 605.7%, from approximately $70,000 for the three months ended September 30, 2007.  The increase was primarily due to the issuance of new notes payable and the amortization of the debt discount associated with such notes.

Equity loss in variable interest entity for the three months ended September 30, 2008 was $0 as compared to $0 for the three months ended September 30, 2007. The Las Vegas stores were officially returned to the Company in July 2008 and are no longer being accounted for as a variable interest entity.

Loss on disposal of assets for the three months ended September 30, 2008 were approximately $118,000, a decrease of $260,000 or 68.8% from approximately $378,000 for the three months ended September 30, 2007. The decrease is primarily due to the 2007 losses on the sale of the Company’s Las Vegas stores of approximately $0.4 million.

Other expenses for the three months ended September 30, 2008 were approximately $33,000, a decrease of $493,000 or 93.7% from approximately $526,000 for the three months ended September 30, 2007. The decrease is primarily due to the 2007 write-down of the Bakersfield note receivable of $0.5 million.

Net loss for the three months ended September 30, 2008 was approximately $0.3 million, a decrease of approximately $1.9 million from approximately $2.1 million for the three months ended September 30, 2007 for the reasons stated above.

Comparison of the Nine months Ended September 30, 2008 to the Nine months Ended September 30, 2007

Sales and other operating revenues for the nine months ended September 30, 2008 were approximately $5.8 million, an increase of $0.8 million, or 15.4%, from sales and other operating revenues earned of approximately $5.0 million for the nine months ended September 30, 2007. Recognized revenue of $1.0 million from three master franchise agreements: China, Middle East and Colorado, partially offset by revenue decreases associated with the sold Las Vegas stores of $0.5 million, and by the increase in new store sales of $0.3 million were the primary reasons for the increase.

Cost of sales for the nine months ended September 30, 2008 was approximately $1.5 million, a decrease of $54,000, or 3.4%, from approximately $1.6 million for the nine months ended September 30, 2007. The decrease in cost of sales was primarily due to lower product costs associated with lower sales revenues offset by third quarter price increases to dairy and paper goods. Cost of sales as a percentage of net sales for the nine months ended September 30, 2008 was approximately 26.4%, which was an increase from 31.5% for the nine months ended September 30, 2007.

Gross profit for the nine months ended September 30, 2008 was approximately $4.3 million, as compared to $3.4 million for the nine months ended September 30, 2007. Our gross profit percentage for the nine months ended September 30, 2008 was 73.6% as compared with 68.5% for the nine months ended September 30, 2007.

Store expenses were approximately $3.0 million for the nine months ended September 30, 2008, a decrease of $0.5 million, or 14.1%, from approximately $3.5 million for the nine months ended September 30, 2007. The decrease was principally due to more efficient labor scheduling and the reclassification of Las Vegas store expenses for the six months ended June 30, 2008 to a variable interest entity.

Selling and general administrative expenses were approximately $2.4 million for the nine months ended September 30, 2008, a decrease of approximately $0.9 million, or 27.4%, from approximately $3.3 million for the nine months ended September 30, 2007. The decrease was primarily due to decreased professional fees associated with the registration of our shares in 2007 of approximately $0.3 million, reduced legal fees, the termination of fees related to our card based customer loyalty program, and a reduced budget for travel and marketing expenses.

Depreciation expense for the nine months ended September 30, 2008 was approximately $405,000 as compared to approximately $368,000 for the nine months ended September 30, 2007. The increase of $37,000, or 10.1%, was primarily due to the acquisition of two California stores, and reacquisition of the Las Vegas stores, the latter was partially offset by the inclusion of depreciation through June 30, 2008 as a portion of the Equity loss in variable interest entity.

Other income was approximately $484,000 for the nine months ended September 30, 2008 as compared with approximately $132,000 of other income for the nine months ended September 30, 2007. The increase of $352,000 was primarily due to the gain associated with the Las Vegas stores being returned to the Company partially offset by lower interest income from interest bearing accounts.

Interest expense for the nine months ended September 30, 2008 was approximately $752,000, an increase of $544,000 or 261.5%, from approximately $208,000 for the nine months ended September 30, 2007. The increase was primarily due to the issuance of a new note payable.

Equity loss in variable interest entity for the nine months ended September 30, 2008 was approximately $222,000 as compared to $0 for the nine months ended September 30, 2007. The increase is principally due to losses from the Las Vegas stores which were returned to the Company in 2008 and are being accounted for as a variable interest entity through June 30, 2008.

Loss on disposal of assets for the nine months ended September 30, 2008 were approximately $145,000, a decrease of $253,000 or 63.6% from approximately $398,000 for the nine months ended September 30, 2007. The decrease is primarily due to the 2007 loss on disposal of sold assets.

Other expenses for the nine months ended September 30, 2008 were approximately $72,000, a decrease of $460,000 or 86.5% from approximately $532,000 for the nine months ended September 30, 2007. The decrease is primarily due to the 2007 write off of debt deemed uncollectable.

Net loss for the nine months ended September 30, 2008 was approximately $2.2 million, a decrease of approximately $2.6 million from approximately $4.8 million for the nine months ended September 30, 2007 for the reasons stated above.

Liquidity and Capital Resources

At September 30, 2008, we had total equity of approximately $3.2 million and had cash and cash equivalents of approximately $0.1 million. As of September 30, 2008, we had borrowed from banks and other institutions and had amounts of $1,272,012 in our current liabilities related to the current portion of long-term debt, short term debt, lines of credit and current portion of capital lease obligations. Prior to November 2006, we historically financed our business through investor loans, long-term bank loans and lines of credit and cash provided by operations.

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

Net cash used in operating activities for the nine months ended September 30, 2008 was approximately $1.2 million, as compared to approximately $2.7 million used in operations during the nine months ended September 30, 2007. The change is primarily the result of reduced operating losses of approximately $1.6 million and an increase in cash used through changes in operating assets and liabilities of $0.1 million.

Net cash used in investing activities was approximately $0.001 million for the nine months ended September 30, 2008, as compared to net cash used of approximately $0.4 million for the nine months ended September 30, 2007. The decrease in cash used in investing activities is principally the result of reduced capital expenditures in 2008.

Net cash provided by financing activities was approximately $0.7 million for the nine months ended September 30, 2008, as compared to cash used in the amount of approximately $0.2 million for the nine months ended September 30, 2007. The increase in cash provided was primarily due to proceeds from the issuance of notes payable as well as borrowings by the Company from its line of credit partially offset by increased repayments on the principal amounts on the Company’s notes payable and capital lease obligations.

Our capital requirements, including development costs related to the opening of additional retail locations and expansion of our franchise retail operations, have been, and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations, and the nature of the arrangements negotiated with landlords. During the remainder of 2008, we intend to expend approximately $0.2 million to continue to strategically expand our retail operations while also creating other outlets and distribution points for sales of our products. Our current liabilities exceed our current assets by $2.5 million. We believe that we will generate working capital to fund our operations for at least 12 months through cash from existing store operations, asset sales and the continued sale of new franchise stores.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Michael Binninger, our Chief Executive Officer, and Ronald Sands, our Chief Financial Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JAVA DETOUR, INC. (Registrant)

November 14, 2008	By:	/s/
Michael Binninger
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)