Form 10-K
period 2008-12-31
JAVA DETOUR INC.
filed 2010-02-05
CIK 1122887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 000-52357
JAVA DETOUR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5968895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

1550 Bryant Street Suite 725 San Francisco, CA	94103
(Address of principal executive offices)	(Zip Code)

(415) 241-8020
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes o No x.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the registrant’s shares of voting and non-voting stock held by non-affiliates of the registrant at June 30, 2008 was $5,049,448; for purposes of this calculation only, “affiliates” of the registrant include its directors, officers, and any beneficial holder of 10% or more of the registrant’s outstanding common stock. Such value was computed by reference to the bid price of the registrant’s shares of common stock at June 30, 2008. The registrant’s shares of common stock are quoted in the Pink Sheets under the symbol “JVDT.” No established trading market for the registrant’s common stock has developed and management believes that the bid and ask price of the shares may not accurately reflect the value of the registrant.

The number of shares outstanding of the registrant’s common equity as of March 31, 2009 was 33,768,823.

Documents incorporated by reference:  None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industry and areas in which we compete, including competition from much larger competitors, and the failure by us to raise additional capital to fund our operations and satisfy creditors. In addition, these forward-looking statements are subject, among other things, to our successful addition of stores and franchises; successful advancement of joint ventures with other companies. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ADDITIONAL INFORMATION

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with the Exchange Act, we file annual, quarterly and special reports, and other information with the Securities and Exchange Commission (the “SEC”). These periodic reports and other information are available for inspection and copying at the regional offices, public reference facilities and website of the SEC referred to below.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Java Detour, Inc. (the Company) is a Delaware corporation with its common stock listed on the Pink Sheets and publicly traded under the symbol (JVDT). The Company owns, operates, and franchises Java Detour gourmet retail coffee stores through its wholly owned subsidiaries JDCO, Inc., a California corporation (“JDCO”), and Java Detour Franchise Corp., a California corporation (“JDCO Subsidiary”) a wholly owned subsidiary of JDCO, and franchisor of Java Detour stores. The Company currently holds class 30 and 42 trademarks on its name, Java Detour, and logo domestically as well as a variety of class 30 and 43 registrations in multiple international markets.

Java Detour stores specialize in providing fast and convenient customer service and sell high quality gourmet coffees, whole leaf teas, cold blended beverages, fresh fruit smoothies and select food in uniquely designed retail stores. The first Java Detour store opened in California in 1995.  The Company currently has 23 retail stores- 9 company-owned and 14 franchised stores.

Java Detour’s business also includes buying, blending and overseeing the roasting of high quality coffee beans. We currently license a third party to perform these functions. We have worked for over 15 years to find the perfect blend of unique coffee beans and the roasting techniques to create some of the best tasting coffees in the world with perfectly balanced acidity, aroma, body and flavor.  Java Detour’s Roast Masters source beans worldwide from the best known coffee growing regions including Yirgacheffe Ethiopia, Sumatra, Brazil, Columbia, and Guatemala.  All Java Detour coffees are micro-batch roasted which is generally accepted as the highest quality roasting technique. Batch roasting captures the distinct characteristics of each coffee growing region to ensure unique and delicious coffee.  Java Detour’s delicious coffees can only be found in Java Detour stores.

After operating privately since 1995, on November 30, 2006, Java Detour, its wholly-owned subsidiary Java Acquisition Co., Inc. (“Merger Sub”) and JDCO entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which JDCO would be acquired by Java Detour in a reverse merger transaction wherein Merger Sub would merge with and into JDCO, with JDCO being the surviving corporation, and the shareholders of JDCO would exchange their shares of JDCO common stock for shares of Java Detour common stock (the “Merger”) on a 2.962 for 1 basis.  On November 30, 2006, the Merger closed and JDCO became a wholly−owned subsidiary of the Company.  The Company changed its name from Media USA.com, Inc. to Java Detour, Inc. and reincorporated in the state of Delaware further to an 8-for-1 exchange ratio. The Company’s executive offices are located at 1550 Bryant St. Suite 725, San Francisco, CA 94103.  The Company telephone number is (415)-241-8020.  The Company also maintains a website at www.javadetour.com

As the economic conditions in the United States, particularly in California, has broadened and intensified, many sectors of the economy have been adversely impacted. As a retailer that is dependent upon consumer discretionary spending, we endured an extremely challenging fiscal 2009 year because our customers had less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. The resulting decreases in customer traffic, or average value per transaction, negatively affected our financial performance as reduced revenues.

We are reorganizing the Company’s business, including restructuring its balance sheet, reducing costs and implementing a revised strategic plan. These initiatives may include restructuring actions, a business combination or merger with a strategic or financial investor and the divestiture of certain assets and operations.  We cannot predict the form or our reorganization, if we will be successful in our reorganization or if we will achieve profitability in the future.

Unless the context otherwise requires, the terms, “Company,” “we,” “us,” “our,” and “Java Detour” as used throughout this Annual Report refer to Java Detour, Inc.

Overview

In a very competitive industry, we believe Java Detour stores successfully compete with other coffee retailers by continuing to offer premium coffees and excellent proprietary frozen beverages, fast friendly service, superior convenience, affordable, turn-key franchise opportunities, and distinct and proprietary menu offerings. As a boutique brand preparing for national and international expansion, we believe we have to address our competition with efficient and consistent execution of our core competencies including consistent preparation of excellent quality products, high speed drink preparation, specialized training procedures, and excellent customer service.

Java Detour also has significant expansion opportunity and possible competitive advantage with its recently signed Co-Branding and Reciprocal Development Agreements with Mrs. Fields Famous Brands, franchisor of over 1,200 franchised and licensed stores throughout the U.S. and internationally under the names Mrs. Fields Cookies and TCBY Yogurt.  The Java Detour/ Mrs. Fields Famous Brands Reciprocal Development Agreement allows current and future franchisees of Java Detour, Mrs. Fields and TCBY to open franchise stores that promote and sell all three brands in the same location.  The partnership also provides Java Detour the potential to sell its coffee products to existing and future Mrs. Fields and TCBY franchisees.

Java Detour, Mrs. Fields and TCBY have begun opening co- and tri-branded stores.  The first tri-brand store opened October 3rd 2009, in the main lobby of the Flamingo Hotel and Casino in Las Vegas, Nevada.  The second co-branded Java Detour/Mrs. Fields store opened in New York City on December 9, 2009.  Additional multi-branded stores are planned to open in early 2010.

Retail Stores

As of December 31, 2008, our total number of stores includes 11 company-owned and 9 franchised retail outlets.  As of December 31, 2009, our total number of stores includes 9 company-owned and 14 franchised retail outlets at the following locations:

	Company Store Locations		Franchise Store Locations
1.	Auburn, CA	1.	Rochester (#1), MN
2.	Bakersfield, CA	2.	Rochester (#2), MN
3.	Chico (#1), CA	3.	La Crosse (#1), WI
4.	Chico (#2), CA	4.	La Crosse (#2), WI
5.	Citrus Heights, CA	5.	Madison, WI
6.	Red Bluff, CA	6.	Las Vegas (Molasky), NV
7.	Redding, CA	7.	Las Vegas (Pecos), NV
8.	San Francisco, CA	8.	Las Vegas (Flamingo), NV
9.	San Rafael, CA	9.	Marysville (#1), CA
		10.	Marysville (#2), CA
		11.	Yuba City, CA
		12.	West Hollywood, CA
		13.	New York, NY
		14.	Dublin, Ireland

The following table sets forth our revenues for the years ended December 31, 2008 and 2007 in U.S. dollars:

	Year ended December 31, 2008	Year ended December 31, 2007
Company-owned Store Revenues*	$6,592,312	$6,127,951
Franchise Fees and Royalties	1,049,230	342,176
Total	$7,641,542	$6,470,127

*Company-owned store revenues include the revenues of stores open for less than a year.

Company-Owned Stores

Our first Java Detour drive-through gourmet beverage store opened in California in 1995. As of December 31, 2009, we owned and operated 9 corporate stores. We believe that with each new Java Detour store opening, brand awareness and customer loyalty will continue to grow.

Strategic Partnership

The Company has executed a Co-Branding Agreement and a Reciprocal Development Agreement with Mrs. Fields Famous Brands, LLC, franchisor of over 1,200 Mrs. Fields Cookies and TCBY yogurt stores.  The agreement allows current and future franchisees of Mrs. Fields, TCBY and Java Detour to open franchise stores that promote and sell all three brands in the same location.  The first tri-branded store offering Java Detour coffees, Mrs. Fields cookies and TCBY yogurts opened at the Flamingo Hotel and Casino in Las Vegas, Nevada on October 3, 2009. A second Java Detour/Mrs. Fields store opened on December 9, 2009 at 39th Street and 3rd Avenue in New York, New York.  We cannot predict whether or not we will open any additional stores with Mrs. Fields or TCBY yogurt stores.

Franchised Stores

The Java Detour® franchise opportunity attracts individuals seeking single store ownership, larger area developments and multi-unit operators interested in co-branding opportunities or brand portfolio expansion. We sold our first franchise Area Development Agreement in Minnesota and Wisconsin in 2000. In September 2006, we sold our first international Area Development Agreement for the rights to franchise Java Detour® stores throughout Ireland with additional options to franchise in the United Kingdom pursuant to a master licensing agreement. Since then, we have also sold development agreement rights to franchisees in Colorado, Kuwait, Dubai, China and other Middle Eastern countries..  As of December 31, 2009, we have 14 franchised stores in operation. The China Area Development Agreement has been terminated.

We evaluate and develop franchising opportunities based upon specific criteria, including demographics, traffic counts, competition, branding and marketing opportunities, and financial considerations. Franchisees must have sufficient financial and operating experience and abilities and their stores must consistently maintain our high brand standards and professional business practices. Franchising also offers challenges, including additional regulatory burdens, sharing of financial rewards with the franchisees and maintaining brand and operating standards in stores that are not operated by our corporate employees. Certain real estate may not fit the profile of a company-owned store location but may be appropriate for a franchised location. Further, certain geographic markets may not be targeted for new company-owned stores in the near future, but may be good markets for immediate franchising. The Company is currently updating  its FDD (Franchise Disclosure Document). Until the Company files an updated FDD we cannot sell additional franchises.

Pursuant to our franchise agreements, we assist franchisees in areas such as support services, seasonal marketing programs, product sourcing, operations training and basic business consultation. We are required to provide our franchisees with an operation manual, site selection support, proprietary products and supplies, and guidelines for store build out requirements.  We have established an intensive in-house training program for our franchisees which includes two weeks of hands-on in store training on operations, coffee knowledge, merchandising, buying, inventory controls and accounting procedures. We work closely with franchisees on store operations; we also monitor franchise customer feedback on product quality and customer service to ensure that franchisees maintain our high brand standards.

Growth Strategy

Our business objective is to establish the Java Detour® brand as a successful nationally and internationally recognized retail and wholesale gourmet coffee concept. We plan continued strategic expansion of our retail operations while simultaneously working to create other outlets and distribution points for sales of our freshly roasted whole bean coffees and other related proprietary products.

The Company has significant growth opportunities that we intend to pursue by implementing the following strategies:

Accelerate franchise store openings. The Company intends to accelerate new franchise store openings, focusing on the multi-branded store concept with Mrs. Fields and TCBY yogurt.  The tri-branded store concept (Java Detour, Mrs. Fields and TCBY) offers complimentary products that drive sales from early morning to late evening. The Company plans to open tri-branded stores both domestically and internationally.

Implement our improved site selection process. Substantial management resources have been devoted to improving our site selection process. New franchise store openings will primarily target markets where there is currently either Java Detour, Mrs. Fields or TCBY stores already open to capitalize on existing market share and support resources.  Further, we will only target new markets where customers will welcome and routinely purchase from the co and tri-branded stores. Additionally, our site selection strategy will target high-traffic urban and suburban locations with a new emphasis on non-traditional captured audience locations such as casinos, hotels, airports, sports arenas and college campuses.  We will target franchise growth on existing Mrs. Fields and TCBY stores where the existing franchisee can add Java Detour to their current operation.

Drive comparable store sales growth by executing on our fundamental core competencies. We intend to drive comparable store sales and average unit sales volumes by focusing on our core competencies of excellent products, excellent customer service and fast drink preparations.  In addition, the Company will continue to add new products both seasonally and permanently, possibly including Mrs. Fields and TCBY products to create a competitive advantage and also to increase average transaction rates. Over the past year, the Company implemented a set of core improvements to our retail operations.

Leverage the Mrs. Fields partnership and our existing infrastructure to drive margin improvement. We believe that new economies of scale resulting from the Mrs. Fields agreements will allow our stores to show better operating margins, infrastructure and operating cost improvements, as well as reduced management and administrative infrastructure, production costs, and franchise support costs.

Expand our wholesale coffee business . We intend to expand our geographic reach and wholesale coffee beans sales. We also plan to sell Java Detour premium coffees to other wholesale accounts such as casinos and hotels.

Expand international franchise operations and opportunities. Our international growth strategy emphasizes franchising, joint ventures and licensing relationships with companies situated in promising foreign markets.  To further expand the Java Detour brand, the Company will also increase its international franchise operations. Java Detour currently has in place Area Development Agreements in Ireland, Kuwait and Dubai. These two franchisees may, under their contract, open up to 18 stores in the next 3 years.

Target regional and national acquisitions of existing cafes and small coffee chains. The company will also pursue acquisitions of single owner operator cafes and also small chains of coffee shops that are profitable and well located.

Marketing

We believe that consumer interest in our segment and industry continues to increase, and incremental sales occur, when customers are informed about new Java Detour products, special offers, and the premium quality of our products. Accordingly, our strategies include advertising and marketing at the point-of-sale at our stores and outside of our stores. We have developed a successful strategy of using product photos and well designed point of sales pieces to help direct customers into the most profitable drinks and into purchasing drinks that can only be purchased at Java Detour® stores.

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

Competition

The retail segment of the gourmet coffee industry remains highly fragmented and, with the exception of a small number of national competitors, contains few companies with strong brand loyalty or a substantial national presence. In addition to Starbucks, our primary competitors in whole bean gourmet coffee sales are primarily regional or local market coffeehouses, such as Peet’s Coffee and Tea, Coffee Bean & Tea Leaf in the California market. As we continue to expand geographically, we expect to encounter additional regional and local competitors including McDonalds and Dunkin Donuts.

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

We believe that our customers choose among gourmet coffee brands based upon the quality and variety of the coffee and other products, atmosphere, convenience, customer service and, to a lesser extent, price. We believe that our market share in the gourmet coffee market is based on a differentiated position built on our specific proprietary menu offerings, superior quality, convenience and consistently fast customer service.

Coffee Beans

Our whole coffee beans come from various coffee-producing regions around the world. We purchase our coffee beans from a roaster who is directly responsible for selecting the supplier, purchasing, roasting, packaging and distributing coffee beans directly to our Java Detour® stores. While we typically do not enter into exclusive supply contracts to purchase coffee beans, we do enter oral agreements committing to purchase up to 80,000 pounds of whole bean coffee at fixed pricing several times per year. Currently, we purchase all of our coffee beans from Landgrove Coffee Co., a company co-owned by Jon Binninger, a brother of both Michael (current President and Chief Operating officer) and Steven Binninger (a Director).  Michael and Steven Binninger are both acting Board members.

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

We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required for the operation of the business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations. The Company is currently updating its FDD (Franchise Disclosure Document). Until the Company files an updated FDD we cannot sell additional franchises.

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

The company holds class 30 and 42 trademarks on its name, Java Detour, and logo domestically as well as a variety of class 30 and 43 registrations in 20 international markets.

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

Employees

As of December 15, 2009, we employed 88 employees, 32 of whom are employed full-time. Our retail stores employed 81 of our employees with the remainder in our corporate offices, and store and franchise development and operations. None of our employees are represented by a labor union and management believes our relations with employees are good.

ITEM 1A RISK FACTORS

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

RISKS RELATED TO OUR OPERATIONS

We have a history of net losses and may incur losses in the future.

We have incurred net losses since our inception. Our net losses were $4.4 million and $5.9 million for the years ended December 31, 2008 and 2007, respectively. We will incur losses in 2009 and we cannot guarantee that we will be profitable in future periods, and, even if we become profitable, we may not be able to sustain profitability.

We are undergoing changes in our business.

We are reorganizing the Company’s business, including restructuring its balance sheet, reducing costs and implementing a revised strategic plan. These initiatives may include restructuring actions, a business combination or merger with a strategic or financial investor and the divestiture of certain assets and operations.  We cannot predict the form or our reorganization, if we will be successful in our reorganization or if we will achieve profitability in the future.  If we are not successful, we could declare bankruptcy or be forced into bankruptcy by our creditors and our shares would be worthless.

Because our California retail stores account for a substantial portion of our net revenue, we are susceptible to adverse trends and economic conditions in California.

Our California retail stores generated 76.8% of our net revenue for the year ended December 31, 2008. We expect that our California operations will continue to generate the substantial portion of our revenue for the foreseeable future. In addition, our California retail stores provide us with means for increasing brand awareness, building customer loyalty and creating a premium gourmet coffee brand.

As the economic conditions in the United States, particularly in California, has broadened and intensified, many sectors of the economy have been adversely impacted. As a retailer that is dependent upon consumer discretionary spending, we endured an extremely challenging fiscal 2009 year because our customers had less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. The resulting decreases in customer traffic, or average value per transaction, negatively affected our financial performance as reduced revenues.

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

Our business is not diversified and primarily consists of operating, and franchising Java Detour gourmet retail coffee stores. Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Shifts in consumer preferences away from the gourmet coffee industry would have a material adverse effect on our results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

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

Aside from Starbucks and McDonalds, our primary competitors in whole bean gourmet coffee sales are primarily regional or local market coffeehouses and grocery stores. As we continue to expand geographically, we expect to encounter additional regional and local competitors.

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

We may need to record additional losses in the future if our stores’ operating performances do not improve.

We are actively managing our portfolio of stores and closing those underperforming stores where we have been able to negotiate an appropriate termination or sublease the locations to third parties. Further, our landlords may terminate leases if we do not have funds to pay current and past due rental payments.  We may not be able to negotiate favorable lease termination terms or find third parties who desire to sublease these locations. As a result, we may incur losses as we close store locations.

Our new retail locations may not achieve market acceptance or the same levels of profitability in the geographic regions we enter or be profitable in existing markets, therefore placing a significant strain on our financial resources and potentially limiting our ability to further expand our business.

Our expansion plans depend in large part on opening retail locations in new markets where we may have little or no operating experience.  We also intend to accelerate new franchise store openings, focusing on the multi-branded store concept with Mrs. Fields and TCBY, which may or may not be successful.  The success of these new locations will be affected by the different competitive conditions, consumer tastes and discretionary spending patterns of the new markets we enter, as well as our ability to generate market awareness of the Java Detour® brand. Although we have opened and franchised stores in locations in markets outside California and expect to continue to do so, we may not achieve the same levels of profitability at these other locations as we have with those located in California.

Our expansion plans also depend on opening and franchising new locations in existing markets. New locations may take longer to reach profitability, thereby affecting our overall profitability and results of operations. Moreover, we may not be successful in operating and franchising our new locations on a profitable basis. In addition, our failure to achieve market acceptance or profitability at one or more of our new retail locations could put a significant strain on our financial resources and could limit our ability to further expand our business.

If we are unable to continue leasing our retail locations or obtain leases for new stores, our existing operations and our ability to expand may be adversely affected.

All but two of our retail locations are presently located on leased premises. If we are unable to renew these leases, which average between 5 to 15 years remaining on the leases, our revenues and profits could suffer. At the end of the term of the lease, we may be forced to find a new location to lease or close the store. Any of these events could adversely affect our profitability. Additionally, we intend to lease other premises in connection with the planned expansion of our retail locations. We compete with numerous other retailers and restaurants for coffeehouse sites in the highly competitive market for retail real estate.

Landlords typically evaluate the creditworthiness of a tenant and the expected sales volume of the store location in connection with the negotiation of lease terms. Weakening of our financial performance or financial profile, could ultimately lead landlords to conclude that we do not meet their criteria for risk and return, and result in our inability to negotiate leases on reasonable terms or renew leases. As a result, we may not be able to obtain new leases, or renew existing ones, on acceptable terms, This could adversely impact our revenue growth and brand building initiatives in some localized markets.

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

The Company is currently updating its FDD (Franchise Disclosure Document). Until the Company files an updated FDD we cannot sell additional franchises.

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

We will need to raise significant additional capital in order to continue and grow our business, which subjects us to the risks that we may be unable to maintain or grow our business as planned or that our shareholders may be subject to substantial additional dilution.

We will need to raise additional capital in the future to fund our working capital needs and to continue and expand our business. We may also require additional capital to make acquisitions of stores and complementary businesses.

We have negative working capital of approximately $3.0 million at December 31, 2008.  Further, our secured creditors hold a security interest in substantially all of our assets.  We are engaged in discussions with our secured and unsecured creditors to design a voluntary recapitalization plan. The goal is to continue operations and ultimately include an opportunity for our unsecured creditors to receive some tangible consideration in settlement of their claims, including the issuance of common stock.  Certain of our creditors have judgments against us and could attempt to enforce their judgments and attempt to attach or levy our assets.

We do not know if we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our business or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.  If we do not raise the additional capital, we may need to declare bankruptcy or we may be forced into bankruptcy by our creditors and our shares would be worthless.

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

The success of our business to date has been, and our continuing success will be, to a large degree dependent on the continued services of our executive officers, including Michael Binninger, and other key personnel who have extensive experience in the gourmet coffee industry. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, our business would suffer. The Company currently does carry key person life insurance on one of its executive officers.

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

Shortages or interruptions in the delivery of food products could adversely affect our operating results.

We, and our franchisees, are dependent on frequent deliveries of food products that meet our specifications. Interruptions in the delivery of food products caused by unanticipated demand, problems in production or distribution, disputes with our suppliers, or our distribution service providers, inclement weather (including hurricanes and other natural disasters) or other conditions.  Any of these factors could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

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

The market price for our common stock may be volatile.

Our stock price has been, and is expected to continue to be, highly volatile. There could be an immediate adverse impact on our stock price as a result of any future sales of our common stock or other securities; a decline in any quarter of our net sales or earnings; or changes in market valuation of other companies in the same or similar markets.  Furthermore, future market fluctuations may cause our stock price to fall regardless of our performance. Such volatility may limit our future ability to raise additional capital.

Our principal shareholders have significant influence over our company and their interests may differ from the interests of our other stockholders.

Our board of directors, Michael Binninger, Ronald Sands, and Steven Binninger, and their respective affiliates, beneficially own, in the aggregate, 27.3% of our outstanding shares. As a result, these principal shareholders possess significant influence over the election of the Board of Directors and to the approval of significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. The interests of these principal shareholders may differ from the interests of our other shareholders.

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

Our disclosure controls and procedures and internal control pursuant to Section 404 of the Sarbanes-Oxley Act over financial reporting may not be effective in future periods, as a result of weaknesses in internal controls.

In preparing our financial statements in prior years, management identified weaknesses in our internal control over financial reporting that adversely affected our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles. If we fail to identify or are unable to adequately remediate future weaknesses, or if reductions in workforce create new weaknesses due to under staffing, investors could lose confidence in the accuracy and reliability of our financial statements, which would cause the market price of our stock to decline and could lead to stockholder litigation.

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

We currently intend to retain any future earnings for funding growth, and do not anticipate paying any dividends in the foreseeable future. As a result, investors should not rely on an investment in our securities if they require dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, stockholders may not be able to resell their shares in our company at or above the price paid for them.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Substantial sales of our common stock in the public market, or the perception that such sales could occur, could result in the drop in the market price of our securities and make it more difficult for us to complete future equity financings on acceptable terms, if at all, by introducing a large number of sellers to the market. As of December 31, 2008, we had 33,768,823 shares of our common stock outstanding.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive offices and franchise training facility is located in San Francisco, California, in a leased facility consisting of approximately 1,843 square feet. Pursuant to our lease agreement expiring on April 30, 2012, we pay a base rent of $4,800 per month, subject to adjustment pursuant to the terms of the lease agreement, to lease our offices.

We also lease all but two of our company-owned store facilities. All of our existing leases for such facilities are for 2 to 15 years with none of such leases scheduled to expire before 2009 and the majority of those leases, including tenant options, do not  expire for at least 10 years. Additionally, we have the option to renew all but two of the leases for a significant renewal term. One of these leases is currently operating on a month to month basis while new terms are negotiated. We regularly evaluate the economic performance of our company-owned stores and, when feasible, close or sell ones that do not meet our expectations. In reviewing economic performance, we typically review profitability and sales growth of each of our company-owned stores on a continuous basis. In conjunction with this review, we also analyze cash flows from operations to determine the impact of a particular store’s cash contribution on our overall financial health. We also consider certain intangible variables such as the consumer brand recognition generated by a particular store before making the decision to sell an otherwise underperforming store. In the event that we determine that a particular store location is not, and cannot be, managed to provide an economic benefit to us, then we close or sell such store. To date, we have sold one underperforming store and closed four others. As of December 15, 2009 we are in default on all of our leases as a result of delinquent lease payments. Management is working with our landlords on lease amendments, lease extensions and lease terminations and will become current on its rental payments if and when funds become available.

ITEM 3. LEGAL PROCEEDINGS

The Company is in default on three notes due to secured parties totaling $1,364,226 including accrued interest at December 31, 2008. The amount of these notes is due on demand. The three creditors have entered into a stipulated judgment with the Company for the amount due (see Note 6).

Since December 31, 2008 five of the Company’s creditors have been granted default judgments against the Company for $643,273. All of these judgments have been accrued by the Company in accounts payable in the financial statements. They are comprised of:

On June 30, 2009 a suit claimed damages against the Company of $165,336. The full amount is recorded as a long-term note payable as of December 31, 2008 (see Note 7). The Company entered into a stipulated judgment with the plaintiff in 2009. The Company is in default of the stipulated judgment.

On September 9, 2009 a suit claimed damages against the Company of $300,000 for reimbursement of funds advanced to the Company. On December 30, 2009 a default judgment was granted for $363,173, which includes penalty interest and legal fees.

On November 24, 2009 the Labor Commissioner of the State of California ordered payment of $21,427, including penalties, to a former employee of the Company.

In 2008 a suit claimed damages against the company of $90,000 for unpaid bills related to professional services. A default judgment was granted.

In 2008 a suit claimed damages against the company for unpaid bills related to professional services. A default judgment was filed January 28, 2009 for $8,337.

As of December 31, 2009, the Company is delinquent in each of its leases.  Management is working with our landlords on lease amendments, lease extensions and lease terminations and will become current on its rental payments as soon as funds are available. Since December 31, 2008, four of the Company’s landlords had filed suit against the company for unpaid rent amounts. As of December 31, 2009 two of these claims had been dismissed or resolved and two are pending resolution. Their combined claim amount is $58,499.

The Company is party to various other legal proceedings arising in the ordinary course of its business and for collection of past due payables, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock are currently quoted for trading on Pink Sheets under the symbol “JVDT.” The following table shows the high and low bid prices for our common stock on Pink Sheets for each quarter over the last two fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	2007
	High	Low
Quarter ended:
March 31, 2007	2.50	2.00
June 30, 2007	2.90	2.50
September 30, 2007	$3.90	$2.00
December 31, 2007	$2.80	$1.01
	2008
	High	Low
Quarter ended:
March 31, 2008	$2.00	$0.25
June 30, 2008	$0.55	$0.10
September 30, 2008	$1.65	$0.11
December 31, 2008	$1.01	$0.22
	2009
	High	Low
Quarter ended:
March 31, 2009	$1.25	$0.001
June 30, 2009	$0.07	$0.03
September 30, 2009	$0.07	$0.016
December 31, 2009	$0.23	$0.02

On December 31, 2008, the closing bid price for our common stock in the Pink Sheets was $0.94 per share; the price will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

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

We may need to declare bankruptcy or we may be forced into bankruptcy by our creditors and our shares would be worthless.

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

Holders of our Common Stock

As of December 31, 2008, we had 33,768,823 shares of our common stock issued and outstanding, which are held by approximately 67 shareholders.

Dividend Policy

The decision whether to pay cash dividends on our common stock will be made by our Board of Directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the Board of Directors considers significant. The Company has not declared or paid any cash dividends on its common stock, and currently intends to retain its earnings for funding growth. Therefore, the Company does not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan

The following is a summary of our Equity Compensation Plan at December 31, 2008:

	# of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	984,055	$1.02	3,265,112
Equity compensation plans not approved by securities holders	-	-	-
Total	984,055	$1.02	3,265,112

On November 30, 2006, the Board of Directors and our shareholders approved the 2006 Java Detour, Inc. Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan authorizes the issuance of options to purchase shares of common stock and the grant of stock awards. Administration of the Equity Incentive Plan is carried out by our Board of Directors or any committee of the Board of Directors to which the Board of Directors has delegated all or a portion of responsibility for the implementation, interpretation or administration of the Equity Incentive Plan. Our employees, officers and directors (including employees, officers and directors of our affiliates) are eligible to participate in the Equity Incentive Plan. The administrator of the Equity Incentive Plan will select the participants who are granted stock options or stock awards and, consistent with the terms of the Equity Incentive Plan, will establish the terms of each stock option or stock award. The maximum period in which a stock option may be exercised will be fixed by the administrator. Under the Equity Incentive Plan, the maximum number of shares of common stock that may be subject to stock options or stock awards is 4,249,167. As of December 31, 2008, we have granted an aggregate of 984,055 options to our directors, officers and employees with 3,265,112 shares of common stock available for future issuance.

Our Board of Directors authorized on December 1, 2009 the issuance of stock options and the re-pricing and reissuance of certain other options previously issued to our employees, officers and members of the Board of Directors pursuant to the Company’s 2006 Equity Incentive Plan (the “Plan”).  Approximately 4,249,000 options were either issued or reissued at $0.025 per share, the closing price of the company’s stock on December 1, 2009 (the “Options”).  Options to employees that own greater than 10% of our stock were issued at $0.0275 (110% of the current market price) pursuant to the Plan.  The Board of Directors issued these Options for, and to realign the value of the issued Options with, their intended purpose, which is to retain and motivate our employees, officers and directors. After the issuance of these options, we have issued nearly all of the 4,249,167 Options permitted under the Plan.

Prior to the repricing, many of the Options had exercise prices well above the recent market prices of our common stock as quoted on the Pink Sheets.  The Options will vest over three years with 50% of the Options vesting after the first six months with an additional 10% of the options granted vesting after each subsequent six-month period.

Recent Sales of Unregistered Securities

In 2009, the Company sold to accredited investors $312,402 of convertible notes.  The convertible notes bear interest at 6% per annum with interest payable each quarter.  The notes can be converted into the Company’s common stock at $0.025 per share.

The convertible notes were issued to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. No general solicitation or advertising was used to market the convertible notes.  All funds raised from the sale of the convertible notes was used to fund our operations.

In the fourth quarter of 2009, the Company issued, in exchange for advisory services, 500,000 warrants to purchase the Company’s common stock at $0.05 per share.  The warrants were issued to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements, including the related notes thereto, and other financial information included herein. The information in this Annual Report includes forward-looking statements , however, our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events.

Overview

In a very competitive industry, we believe Java Detour® stores successfully compete with other coffee retailers by continuing to offer premium coffees and excellent proprietary frozen beverages, fast friendly service, superior convenience, affordable, turn-key franchise opportunities, and distinct and proprietary menu offerings. As a boutique brand preparing for national and international expansion, we believe we have to address our competition with efficient and consistent execution of our core competencies including consistent preparation of excellent quality products, high speed drink preparation, specialized training procedures, and excellent customer service.

Java Detour also has significant expansion opportunity and possible competitive advantage with its recently signed Co-Branding and Reciprocal Development Agreements with Mrs. Fields Famous Brands, franchisor of over 1,200 franchised and licensed stores throughout the U.S. and internationally under the names Mrs. Fields Cookies and TCBY Yogurt.  The Java Detour/ Mrs. Fields Famous Brands Reciprocal Development Agreement allows current and future franchisees of Java Detour, Mrs. Fields and TCBY to open franchise stores that promote and sell all three brands in the same location.  The partnership also provides Java Detour the potential to sell its coffee products to existing and future Mrs. Fields and TCBY franchisees.

Java Detour, Mrs. Fields and TCBY have begun opening co- and tri-branded stores.  The first tri-brand store opened October 3rd 2009, in the main lobby of the Flamingo Hotel and Casino in Las Vegas, Nevada.  The second co-branded Java Detour/Mrs. Fields store opened in New York City on December 9, 2009.  Additional multi-branded stores are planned to open in early 2010.

As the economic conditions in the United States, particularly in California, has broadened and intensified, many sectors of the economy have been adversely impacted. As a retailer that is dependent upon consumer discretionary spending, we endured an extremely challenging fiscal 2009 year because our customers had less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. The resulting decreases in customer traffic, or average value per transaction, negatively affected our financial performance as reduced revenues.

We are reorganizing the Company’s business, including restructuring its balance sheet, reducing costs and implementing a revised strategic plan. These initiatives may include restructuring actions, a business combination or merger with a strategic or financial investor and the divestiture of certain assets and operations.  We cannot predict the form or our reorganization, if we will be successful in our reorganization or if we will achieve profitability in the future.

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

Intangible Assets - In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment losses.  Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment, cash flows for retail assets are identified at the individual store level, and long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value.   If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and an impairment loss is recorded as a charge against current operations. No impairment was recorded during the years ended December 31, 2008 and 2007.  Amortization expenses of $10,974  and $0 were recorded for the years ended December 31, 2008 and 2007, respectively.

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

Revenue Recognition –Net revenue is recognized at the point of sale at our Company-operated retail stores. Royalty revenue from franchisees is recognized during the month the franchisees completed the sales generating that royalty. Revenue for franchise units and area agreements are recognized based on the terms of agreement, typically upon either the opening of a store or the completion of franchisee training. Revenue from stored value cards is recognized upon redemption or receipt of product by the customer. Cash received in advance of product delivery is recorded in gift card liability on the accompanying consolidated balance sheets.

Results of Operations

The following table sets forth our statements of operations for the years ended December 31, 2008 and 2007 in U.S. dollars:

	Year Ended December 31,
	2008	2007

	(in thousands)
Sales and other operating revenues	$7,642	$6,470
Cost of sales	(2,189)	(2,022)

Gross profit	$5,453	$4,448

Store expenses	4,567	4,434
Selling, general and administrative expenses	3,277	4,242
Acquisition due diligence	0	209
Depreciation	557	462
Amortization	11	0

Total operating expenses	8,412	$9,347

Income (loss) from operations	(2,959)	(4,899)

Other income and expenses
Other income	933	142
Interest expense	(1,180)	(267)
Gain on registration rights agreement	0	150
Other expenses	(694)	(990)

Net loss before income taxes	$(3,900)	$(5,864)

Income tax expense	(490)	(3)

Net loss	$(4,390)	$(5,867)

Comparison of the Fiscal Year ended December 31, 2008 to the Year ended December 31, 2007

Sales and other operating revenues for year ended December 31, 2008 were approximately $ 7.6 million, an increase of $ 1.1 million, or 18.1%, from sales and other operating revenues earned of approximately $6.5 million for the year ended December 31, 2007. The primary reasons for the increase were an increase in master area development fees of $0.7 million and in new store revenues of $0.4 million.

Cost of sales for the year ended December 31, 2008 was approximately $ 2.2 million, an increase of $ 0.2 million, or 8.3%, from approximately $2.0 million for the year ended December 31, 2007. The increase was primarily due to product costs associated with new stores of $0.2 million. Cost of sales as a percentage of net sales for the year ended December 31, 2008 was approximately 28.6%, which was a decrease from 31.3% for the year ended December 31, 2007. This decrease was primarily due to the lower relative cost of sale for franchising activity compared to store operations.

Gross profit for the year ended December 31, 2008 was approximately $ 5.5 million, a increase of $1.1 million, or 22.6%, from $4.4 million for the year ended December 31, 2007. Our gross margin for the year ended December 31, 2008 was 71.4 % as compared with 68.7% for the year ended December 31, 2007.

Store expenses were approximately $ 4.6 million for the year ended December 31, 2008, an increase of $0.2 million from approximately $4.4 million for the year ended December 31, 2007. The increase is primarily due to the operation of new stores.

Selling and general administrative expenses were approximately $ 3.3 million for the year ended December 31, 2008, a decrease of approximately $1 million, or 22.7%, from approximately $4.2 million for the year ended December 31, 2007. The decrease was primarily due to decreased salaries and benefits of approximately $0.4 million, decreased stock based compensation expense of $0.1 million, and decreased other general administrative expenses of approximately $0.5 million.

Acquisition due diligence costs for the year ended December 31, 2008 was approximately $0 as compared to $209,000 for the year ended December 31, 2007. The decrease of $209,000 was due to a onetime loss in the prior year.

Depreciation expenses for the year ended December 31, 2008 was approximately $ 557,000 as compared to approximately $462,000 for the year ended December 31, 2007. The increase of approximately $95,000, or 20.6%, was primarily due to the depreciation on new store equipment.

Other income was approximately $ 933,000 for the year ended December 31, 2008 as compared with approximately $142,000 of other income for the year ended December 31, 2007. The increase of approximately $791,000 was primarily due to a gain on the sale of fixed assets.

Interest expenses for the year ended December 31, 2008 was approximately $ 1.2 million, an increase of $ 0.9 million or 341.9%, from approximately $267,000 for the year ended December 31, 2007. The increase was primarily due to interest on new debt.

Other expenses for the year ended December 31, 2008 was approximately $ 694,000, a decrease of $ 296,000, or 29.9%, from approximately $990,000 for the year ended December 31, 2007. The decrease was primarily due to a onetime loss of $506,000 in loss on bad debt incurred only in 2007, partially offset by an increase of $190,000 in loss on disposal of equipment.

Net loss for the year ended December 31, 2008 was approximately $4.4 million, a decrease of approximately $1.5 million, or 25.2%, from $5.9 million for the year ended December 31, 2007 for the reasons stated above.

Liquidity and Capital Resources

At December 31, 2008, we had total equity of approximately $0.5 million and had total cash and cash equivalents of approximately $616,000, however, this amount includes approximately $200,000 of restricted cash for repayment of debt. Prior to November 2006, we have historically financed our business through long-term bank loans and lines of credit and cash provided by operations.

We will need to raise additional capital in the future to fund our working capital needs and to continue and expand our business. We may also require additional capital to make acquisitions of stores and complementary businesses.  We have negative working capital of approximately $3.0 million at December 31, 2008.  Further, our secured creditors hold a security interest in substantially all of our assets.  We are engaged in discussions with our secured and unsecured creditors to design a voluntary recapitalization plan. The goal is to continue operations and ultimately include an opportunity for our unsecured creditors to receive some tangible consideration in settlement of their claims.

We have incurred net losses since our inception. Our net losses were $4.4 million and $5.9 million for the years ended December 31, 2008 and 2007, respectively. We will incur losses in 2009 and we cannot assure investors that we will be profitable in future periods.  We cannot predict whether we will become profitable in future periods and, even if we become profitable, we may not be able to sustain profitability.

We are reorganizing the Company’s business, including restructuring its balance sheet, reducing costs and implementing a revised strategic plan. These initiatives may include restructuring actions, a business combination or merger with a strategic or financial investor and the divestiture of certain assets and operations.  We cannot predict the form or our reorganization, if we will be successful in our reorganization or if we will achieve profitability in the future.

As of December 31, 2008 and December 31, 2009, zero and five of the Company’s creditors have default judgments against the Company for $0 and $580,259, respectively.  All of these judgments have been accrued by the Company in accounts payable in the financial statements.

Net cash used in operating activities for the year ended December 31, 2008 was approximately $1.9 million, as compared to approximately $3.1 million used during the year ended 2007. The change is primarily the result of operating losses during the year ended December 31, 2008 of approximately $4.4 million as compared to operating losses of approximately $5.9 million during the year ended December 31, 2007.

Net cash provided by investing activities was approximately $1.0 million for the year ended December 31, 2008, as compared to net cash used of approximately $0.9 million for the year ended December 31, 2007. The decrease in cash used was primarily a result of decreased capital asset acquisitions of approximately $0.6 million and by increased proceeds from the sale of investments of approximately $0.4 million during the year ended December 31, 2008.

Net cash provided by financing activities was approximately $0.8 million for the year ended December 31, 2008, as compared to cash used in the amount of approximately $0.3 million for the year ended December 31, 2007. The change was primarily due to the proceeds from related party notes payable totaling $1.2 million.

Our capital requirements, including development costs related to the opening of additional retail locations and expansion of our franchise retail operations, have been, and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion, real estate markets, the availability of suitable site locations and the nature of the arrangements negotiated with landlords. During 2009, we expended approximately $0.1 million to strategically expand our retail operations while also creating other outlets and distribution points for sales of our products. We are working to finish updating our FDD so we can resume selling franchises, both domestically and internationally, and larger area development agreements. We closed one underperforming store domestically and continued our efforts to increase same store sales.  In addition to the above, we have and continue to find areas to aggressively cut costs at both the corporate and store levels. We continue discussions for the possibility of future capital raises and other strategic opportunities.

Significant Events – Company Owned Stores and Lease Agreements

On January 3, 2008, we took back operations of four Nevada franchise stores from Java Nevada, one of our franchisees. Effective July 1, 2008 the Company completed its negotiations with Java Nevada and re-acquired the Nevada Stores and franchise territory and a new franchisee. Management elected to close the stores located on Tropicana Avenue in Las Vegas (effective May 24, 2008), on West Warm Springs Rd. in Henderson, NV (effective November 24, 2008), and on West Charleston Blvd. in Las Vegas (effective May 6, 2009). The store located on South Pecos Road in Las Vegas was sold to the new franchisee effective July 8, 2008.

The Company, through its wholly-owned subsidiary JDCO, purchased from Java Universe its right, title and interest in the assets related to a coffee retail location in West Hollywood, California (the “Assets”), pursuant to an Asset Purchase Agreement dated April 7, 2008 by and among JDCO, Java Universe, the Company, Elie Samaha and Joseph Merhi (the “Purchase Agreement”). The purchase price for the Assets was $681,500 which was paid with 1,450,000 shares of the Company’s common stock valued at $0.47 per share. The Company also issued 25,000 shares of common stock valued at $11,750 to Charles Tover as a finder’s fee associated with the asset purchase. The total purchase price of $693,250 was allocated as follows:

Purchase Price Allocation
Inventory	$3,000
Supplies	2,000
Furniture, fixtures and equipment	169,778
Leasehold improvements	506,722
Consulting expense	11,750
Total purchase price	$693,250

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

On November 30, 2008 the Company entered into an asset purchase agreement with Java Norcal, a franchisee of the Company owned by a shareholder and member of the Company’s board of directors. Java Norcal purchased all assets related to the Company’s stores in Yuba City, CA and Maryville, CA and will operate those stores as franchise locations. The aggregate cash purchase price, which included franchising rights, was $1,455,000. This included a note payable to the Company of $255,000. The Company used $199,375 of the proceeds to pay the remaining balance on an SBA loan encumbering the sold assets.

On July 1, 2008 the Company, through JDCO, reacquired store assets in Bakersfield, CA pursuant to an asset purchase agreement. These assets had previously been sold in 2005 pursuant to an asset purchase agreement and promissory note. The entire balance of this note was deemed uncollectible in 2007 and a loss on bad debt of $442,471 was recognized. The reacquired assets, which include a temporary building and used coffee equipment, were valued at a fair market price, which was the calculated present value of the lease payments from January 2009 through the end of the original lease term, of $47,738 and were being held for disposal at December 31, 2008. On June 3, 2009 the Company, pursuant to an asset purchase agreement, sold these assets to the landlord of the assets’ location in exchange for a mutual termination of the operating lease, which was in default at the time, and also received a full release of liability from unpaid rental amounts incurred during 2009.

On July 23, 2009 the Company entered a consent agreement with the landlord of its location on Tropicana Blvd in Las Vegas, NV whereby the Company committed to issuing said landlord 173,136 shares of its common stock in consideration for unpaid lease payments of $103,882. As of December 31, 2009 these shares had not been issued. The Company expects to terminate its lease at this location and may have to recognize a loss for the full value of its permanent structure at this location, which had a net book value of $264,073 as of December 31, 2009.

As of December 15, 2009 the Company is in default of three long term obligations (see Note 7), one of its capital lease obligations (see Note 8), and all of its operating leases, (see Item 2).

Significant Events – Capital Transactions

In May 2008, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with two related parties (“Secured Party”). Each Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company’s common stock in exchange for $366,666 each for total consideration of $733,333. The secured promissory notes are secured by the assets of three store locations, accrue interest at 24% and are due with interest in January 2009. The Company has recorded $76,667 as deferred financing costs associated with the closing. This amount represents $66,667 paid to an investment banking firm and $10,000 in legal fees associated with the private placement. These amounts will be amortized to interest expense over the term of the notes.

In July 2008, the Company entered into a third Securities Purchase, Loan and Security Agreement (the “Agreement”) with one of the same related parties (“Secured Party”). The Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company’s common stock in exchange for $366,666, bringing total consideration of these notes to $1,100,000. This third secured promissory note is secured by the assets of the same three store locations, and also accrues interest at 24% and is also due with interest in January 2009. The Company has recorded an additional $33,333 as deferred financing costs associated with the closing, for total deferred financing of $100,000. This amount will be amortized to interest expense over the term of the notes. The Company has recognized $91,736 of interest expense related to amortization of the total deferred financing costs for the year ended December 31, 2008. The Company has recognized $164,226 of accrued interest expense related to the terms of the notes for the year ended December 31, 2008.

The estimated fair value of the shares of common stock of $1,600,000 has been determined using closing market price for the Company’s common shares on the date the agreement closed. The face amount of the secured promissory notes of $1,100,000 was proportionately allocated to the secured promissory notes and the stock in the amount of $489,336 and $610,664, respectively. The $610,664 value allocated proportionately to the shares of common stock has been accounted for as a discount that is being amortized and treated as interest expense over the term of the secured promissory notes under the effective interest method. The Company has recognized interest expense related to the amortization of the debt discount of $560,593 for the year ended December 31, 2008.

On February 24, 2009, effective February 17, 2009, the Company amended the Agreement.  The due date for the Notes was extended from January 15, 2009 to May 17, 2009. As consideration for the extension, the Company agreed to pay $33,333.33 to each Secured Party on or before March 3, 2009. The Company has not made these payments. As additional consideration it did pay $3,396 in legal fees to the Secured Parties’ counsel.  Additionally, the Company issued to two of the Secured Parties five-year warrants to each purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50 with a cashless exercise provision.

As of December 15, 2009 the balance of these notes is due on demand and each of the three Secured Parties has the right to foreclose.

In 2009, the Company sold to accredited investors $312,402 of convertible notes.  The convertible notes bear interest at 6% per annum with interest payable each quarter.  The notes can be converted into the Company’s common stock at $0.025 per share.

The convertible notes were issued to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. No general solicitation or advertising was used to market the convertible notes.  All funds raised from the sale of the convertible notes was used to fund our operations.

In the fourth quarter of 2009, the Company issued, in exchange for advisory services, 500,000 warrants to purchase the Company’s common stock at $0.05 per share.  The warrants were issued to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.

Significant Events – Franchise Agreements

On March 18, 2008, we amended our area development agreement with Colorado Java, one of our franchisees, modifying such agreement to become a master franchise agreement for the State of Colorado. Pursuant to the amended agreement, the aggregate purchase price due and payable by Java Colorado was amended from $142,500 to $275,000 (less the $57,000 already paid under the original area development agreement). We have since received the remaining $218,000 due and payable under the master franchise agreement. Upon payment in full by Java Colorado, we agreed to issue 100,000 warrants to purchase shares of our common stock. The warrants were issued with a strike price of $0.40. On January 5, 2010 the Company issued a letter of default to Colorado Java which has not been cured as the filing of this document.

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

On June 9, 2009 the Company entered an asset purchase agreement with franchisee Java Universe whereby it transferred its West Hollywood location assets to the franchisee in consideration for release of liability from paying $16,782 in unpaid rent and $16,443 recorded as short term accounts receivable, which had not been received by the Company as of December 31, 2009. Java Universe has an oral agreement permitting continued use of the Company’s brand and image, which is revocable by Company on demand.

As of December 31, 2009 the Company had an oral agreement with Charles Tover, an individual, to pay $5,000 as an introduction fee for introducing the Company to Atlantic Provisions.

As of December 31, 2009 the Company had an oral agreement with Atlantic Provisions to pay an introduction fee for the introduction to a particular franchise group, for which Atlantic Provisions has proposed a fee of 20,000 shares of the Company’s common stock and negotiations are ongoing. The Company is also working to finalize an ongoing relationship with Atlantic Provisions for their services in brokering future licensing and franchise agreements with Indian gaming facilities throughout the US and Canada.

Fourth Quarter Adjustments

During the fourth quarter of fiscal 2008, the Company recorded two significant adjustments. The Company eliminated a gain of $451,141 recognized on January 3, 2008 as a result of the non-cash acquisition of assets from Java Nevada (see Note 16). The company offset this loss of recognizing liabilities totaling $231,321 and by reducing the book value of the acquired assets.

Also during the fourth quarter of fiscal 2008, the Company restated the book value of assets acquired from Java Universe on April 7, 2008 (see Note 15). These assets were originally acquired in a non-cash stock purchase valuing the Company’s shares at $1.00. The Company’s policy for valuing assets acquired with stock is to use a variable weighted average price for the ten trading days prior to the transaction. This results in a stock value of $0.47 per share at the transaction date. The Company eliminated $150,000 of goodwill associated with the transaction, reduced the book value of the acquired assets, and reduced additional paid in capital by $768,500.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are in the process of evaluating the impact, if any, of EITF 08-6 on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are in the process of evaluating the impact, if any, of EITF 08-7 on our consolidated financial statements.

On August 27, 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board ("IASB"). Under the proposed roadmap, the Company could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We have not yet assessed the impact that this potential change would have on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." This FSP specifies that issuers that have convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued in fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009), and should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the FSP's effective date. We have determined that FSP APB 14-1 does not currently have a material impact on our financial statements as our existing convertible debt instruments are not required to be settled in cash, nor do they give us an option to settle in cash, upon conversion.

In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 142-3 ("FSP No. 142-3") "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" to include an entity's historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be "substantial cost or material modifications." FSP No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. We are in the process of evaluating the impact, if any, of FSP No. 142-3 on our consolidated financial statements.

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

Seasonality

Historically, sales in the gourmet coffee industry has experienced variations in sales from quarter-to-quarter due to the temperature changes in specific geographic areas , as well as from a variety of other factors including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.

ITEM 8. FINANCIAL STATEMENTS

The information required by this Item 8 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this Annual Report.

JAVA DETOUR, INC. AND SUBSIDIARIES

Farber Hass Hurley LLP
Certified Public Accountants
888 West Ventura Blvd., #A
Camarillo, California 93010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Java Detour, Inc.
San Francisco, California

We have audited the accompanying consolidated balance sheet of Java Detour, Inc. (the “Company”), as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Farber Hass Hurley LLP

Camarillo, California
December 28, 2009

AJ. ROBBINS, P.C.
Certified Public Accountants
216 Sixteenth Street
Suite 600
Denver, Colorado 80202

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Java Detour, Inc.
San Francisco, California

We have audited the accompanying consolidated balance sheet of Java Detour, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year  then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Java Detour, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and consolidated cash flows for the year  then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ AJ. Robbins PC.

AJ. Robbins PC
Certified Public Accountants

Denver, Colorado
March 21, 2008

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$415,775	$671,018
Cash restricted for payment of current debt	200,104	-
Accounts receivable, net	18,033	97,167
Inventories	166,052	85,421
Deferred financing cost	8,264	-
Prepaid expenses	42,059	127,443
Total current assets	850,287	981,049

NONCURRENT ASSETS:
Notes receivable, net	-	900,000
Notes receivable, related party	255,000	-
Property and equipment, net	4,721,298	4,192,213
Intangibles, net	490,314	498,907
Prepaid expenses	11,320	26,049
Deferred tax assets	-	485,647
Other assets	62,855	70,756

TOTAL ASSETS	$6,391,074	$7,154,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,362,942	$703,491
Accounts payable, related party	55,919	46,086
Deferred revenue, current portion	105,000	792,500
Short-term notes payable, related party, net	1,055,928	-
Notes payable, current portion	437,243	146,508
Capital lease obligations, current portion	205,818	261,504
Accrued expenses and other current liabilities	328,522	197,644
Stored value and gift card liability	200,058	217,080
Contingent liability	60,000	-
Total current liabilities	3,811,430	2,364,813

Deferred revenue, net of current portion	186,500	385,500
Notes payable, net of current portion	1,079,338	1,287,037
Capital lease obligations, net of current portion	347,470	510,017
Line of Credit	89,607	-
Deferred rent	421,795	203,502
Total liabilities	5,936,140	4,750,869

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 Shares issued and outstanding		-
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,768,823 and 28,743,823 shares issued and outstanding at December 31, 2008 and 2007 respectively.	33,770	28,745
Additional paid in capital	17,226,352	14,790,037
Accumulated deficit	(16,805,188)	(12,415,030)
Total stockholders’ equity	454,934	2,403,752

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,391,074	$7,154,621

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
OPERATING REVENUES:
Sales and other operating revenues, net	$7,641,542	$6,470,127
Cost of sales	(2,188,571)	(2,021,678)
Gross profit	5,452,971	4,448,449

OPERATING EXPENSES:
Store operating expenses	4,567,485	4,433,547
Selling, general and administrative expenses	3,276,797	4,241,603
Acquisition due diligence	-	209,426
Amortization	10,974	-
Depreciation	557,414	462,063

Total operating expenses	8,412,670	9,346,639

LOSS FROM OPERATIONS	(2,959,699)	(4,898,190)

OTHER INCOME/(EXPENSE):
Net gain on disposal of assets	345,593	-
Other income	33,495	141,514
Interest expense	(1,179,469)	(266,728)
Gain on registration rights agreement	-	150,000
Loss on bad debt	(75,261)	-
Other expenses	(65,170)	(990,101)
Total other income/(expense)	(940,812)	(965,315)

NET LOSS BEFORE INCOME TAXES	(3,900,511)	(5,863,505)

INCOME TAX EXPENSE	(489,647)	(3,322)

NET LOSS	$(4,390,158)	$(5,866,827)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.13)	$(0.21)

WEIGHTED AVERAGE SHARESOUTSTANDING:
BASIC AND DILUTED	33,768,823	28,488,531

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock Series A		Common	Stock	Additional	Accumulated
					Paid in
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2006	-	$-	$28,327,787	$28,328	$14,306,474	$(6,548,203)	$7,786,599

Fair value of employee stock options					458,980		458,980
Shares issued in connection with acquisition			12,500	13	24,987		25,000
Shares issued for cashless exercise of warrants			403,536	404	(404)		-
Net loss for the year						(5,866,827)	(5,866,827)
Balance, December 31, 2007	-	-	28,743,823	28,745	14,790,037	(12,415,030)	2,403,752

Fair value of employee stock options					523,669		523,669
Shares issued in connection with acquisition			2,025,000	2,025	1,241,225		1,243,250
Shares issued in connection with financing			3,000,000	3,000	631,615		634,615
Fair value of warrants issued					39,806		39,806
Net loss for the year						(4,390,158)	(4,390,158)
Balance, December 31, 2008	-	$-	33,768,823	$33,770	$17,226,352	$(16,805,188)	$454,934

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net income/(loss)	$(4,390,158)	$(5,866,827)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	557,414	462,063
Amortization of intangibles	10,974	-
Gain/(loss) on disposal of fixed assets	(345,593)	398,279
Loss on sale of available for sale investments	-	16,167
Provision for bad debt	75,261	-
Write-down of uncollectable note receivable		501,443
Amortization of debt discount	596,332	-
Value of contingent warrants granted	39,806	-
Value of options granted to employees	523,669	458,980
Reacquired cash from exchange	2,800	-
Changes in operating assets & liabilities
Accounts receivable	79,134	(100,571)
Inventories	(62,865)	(39,502)
Prepaid expenses	85,384	(71,453)
Prepaid expenses long term	14,729	(13,731)
Deferred tax assets	485,647	-
Other assets	7,901	(12,901)
Accounts payable	564,451	334,343
Accounts payable related party	9,833	10,642
Deferred revenue	(371,500)	803,000
Accrued expenses and other current liabilities	82,535	94,853
Contingent liability	60,000	(150,000)
Deferred rent	78,066	79,326
NET CASH (USED IN) OPERATING ACTIVITIES	(1,896,180)	(3,095,889)
		-
CASH FLOW FROM (TO) INVESTING ACTIVITIES
Purchase of property and equipment	(389,559)	(1,010,825)
Proceeds from sale of stores	1,383,078
Payments received on notes receivable	-	200,000
Purchase of investments	-	(991,481)
Proceeds from sale of investments	-	975,314
Intangible assets	(2,381)	(63,031)
NET CASH (USED IN) INVESTING ACTIVITIES	991,138	(890,023)

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Proceeds from notes payable	170,336	-
Payment of financing costs	(8,264)	-
Principal repayments of notes payable	(151,300)	(48,710)
Principal repayments of capital lease obligations	(350,476)	(232,509)
Proceeds from lines of credit	90,200	-
Principal repayments of lines of credit	(593)	-
Proceeds from related party notes payable	1,200,000	-
Principal repayments of related party notes payable	(100,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	849,903	(281,219)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,139)	(4,267,131)
Cash and cash equivalents, at beginning of period	671,018	4,938,149

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$615,879	$671,018
NONCASH INVESTING AND FINANCING ACTIVITY:
Acquisition of property and equipment under capital leases	$132,243	$-
Acquisition of property and equipment in exchange for common stock	$676,500	$-
Acquisition of property and equipment under note payable	$70,000	$501,111
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$261,215	$258,065
Cash paid for income taxes	$4,000	$3,200

The accompanying notes are an integral part of these consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Java Detour, Inc. (formerly known as Media USA.com, Inc. and referred to herein as the “Company” or “Java Detour”) operates through its wholly-owned subsidiary JDCO, Inc., a California corporation (“JDCO”). The Company sells high-quality gourmet coffees, whole leaf teas, cold-blended beverages, fresh fruit smoothies and select baked goods to its customers from uniquely designed retail stores specialized in providing fast and convenience customer service. Java Detour Franchise Corp., a California corporation formerly known as Java Detour (“JDCO Subsidiary”) and a wholly owned subsidiary of JDCO, is a franchisor of Java Detour cafés, with nine franchised outlets in the United States. As of December 31, 2008, there were 11 company-owned stores and 9 franchised stores.

Principles of Consolidation

The financial statements reflect the consolidation of JDCO and JDCO Subsidiary, wholly-owned subsidiaries of Java Detour, and all material intercompany transactions have been eliminated. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from continuing operations for the years end December 31, 2008 and2007 of $2.9 million and $4.8 million, respectively, and has a working capital deficit of approximately $3 million at December 31, 2008. Management’s plans in this regard include seeking new debt and equity financing and seeking new revenue sources through joint operating agreements.

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
DECEMBER 31, 2008 AND 2007

Concentrations
The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash.

The Company primarily operates its stores in California and generated approximately 76.8% of its revenues in its California store operations in the year ended December 31, 2008.

Currently, we purchase all coffee beans from Landgrove Coffee Co., a related party under ownership by a brother of the President of the Company.

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

Notes Receivable
Notes receivable consist of amounts due from purchasers of former Company owned stores and are stated net of amounts due from an individual that acquired the assets of a store. The Company routinely evaluates the collectability of the notes to determine if there is any risk of default. During the years ended December 31, 2008 and 2007 the Company reserved $0 and $442,461, respectively, as an allowance for uncollectable debt.

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

Acquisition Due Diligence Costs
Acquisition due diligence costs, consisting of legal, accounting and travel expenses relating to an acquisition target in which the Company was unable complete negotiations. These expenses would have been included in the purchase price allocation in the event the acquisition was successfully completed. They are now being recorded as an expense, in as much as the acquisition was abandoned. Acquisition due diligence costs on an unrealized acquisition opportunity for twelve months ended December 31, 2008 and 2007 were approximately $0 and $209,000, respectively.

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

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Impairment for the twelve months ended December 31, 2008 and 2007 was $0 and $0 respectively.

Deferred Rent
For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis over the term of each lease (SFAS 13, par. 15).  This method results in deferred rent of $421,795 and $203,502 at December 31, 2008 and 2007, respectively. The liability will be satisfied through future rental payments.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2005 through 2008 for U.S. Federal Income Tax and for the tax years ending December 31, 2005 through 2008 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2008 or December 31, 2008.

Franchise Stores
The following shows a detail of the franchise stores in operation as of December 31, 2008 for Company-owned and franchise stores:

Units in Operation	Franchisee Operated	Company Operated
Total at December 31, 2007	9	11
Units opened	2	1
Units closed	0	3
Units sold	5	3
Units purchased	3	5
Total at December 31, 2008	9	11

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Revenue Recognition

Initial Franchise Fees
Initial franchise fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45, “Accounting for Franchise Fee Revenue.” SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Franchise Agreement, which usually occurs at the commencement of operations of the individual location, unless it can be demonstrated that substantial performance has occurred before this time. Initial franchise fee income amounted to $127,000 and $0 for each of the years ended December 31, 2008 and 2007, respectively.

Area Development Fees
Area development fee income is recognized in accordance with SFAS 45 on a pro rata basis of the required quota of stores to be opened upon the Company’s material and substantial obligations under its area development agreement which usually occurs upon the Company’s approval of applicants to become franchisees provided by the area developer. Area development fee income was $0 in 2008 and 2007.

Master License Agreement Fees
Master license agreement fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45 “Accounting for Franchise Fee Revenue.” SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the agreement have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Master License Agreement, which usually occurs at the completion of operations training for the Master Licensee. Master license agreement fee income amounted to $835,194 and $275,000 for the years ended December 31, 2008 and 2007, respectively.

Royalties
Royalty income of 4% of defined net sales is earned based on sales by franchisees and is recognized monthly as revenue when the related sales are reported to the Company. Additionally, the Company may receive a rebate or charge a mark-up for delivered supplies and coffee. Royalty income amounted to $58,273 and $43,633 for the years ended December 31, 2008 and 2007, respectively.

Promotional Fund Fees
Promotional fund fee income of 1% of defined net sales is earned based on sales by specific franchisees, as determined by their franchise agreements, and is recognized monthly as revenue when the related sales are reported to the Company.   Promotional costs arising from area franchisee stores are charged to advertising and marketing expense during the period incurred.  Promotional fund fee income amounted to $17,502 and $14,544 for the years ended December 31, 2008 and 2007, respectively.

Retail Revenues
Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Retail revenues amount to $6,592,312 and $6,127,951 for the years ended December 31, 2008 and 2007, respectively.

Deferred Revenue
Deferred revenue consists of the portion of the initial franchise fees received from franchisees who have not commenced operations, the pro rata portion of the initial fees received from area development fees of which the Company has not approved franchisee applications for the required quota, master license agreement fees of which the Company has not completed its obligations and the excess, if any, of the 1% weekly promotional fund fees received from franchisees less the related promotional fund expenses incurred by the Company. Deferred revenue amounted to $291,500 and $1,178,000 for the years ended December 31, 2008 and 2007, respectively.

Rewards/Gift Cards
Revenues from the Company’s stored value cards, such as the Java Detour rewards/gift card, are recognized upon redemption. Outstanding customer balances are stated separately as “Gift Card liability” on the accompanying consolidated balance sheet. In accordance with the Company’s policies, none of its rewards/gift cards carry expiration dates and Java Detour does not charge any service fees that cause a decrement to customer balances. As of December 31, 2008 and 2007 the Company has recorded $200,058 and $217,080, respectively as the gift card liability for the stored value cards.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

While the Company will continue to honor all stored rewards/gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, card balances may be recognized in the consolidated statements of operations in “Other income.” The Company did not recognize any rewards/gift card as “Other income” in 2008 or 2007.

Through September 15, 2007 the Company offered two types of discounts to its customers: reward cards and 2-for-1 coupons. The Company’s reward cards rewarded customers for dollars spent at Java Detour stores. Every time a customer made a purchase with their card, the value of the purchase was tracked on the card.  Each time a customer spent at least $35.00, $3.50 was loaded on their card and could be used toward future purchases.  These discounts constituted approximately 63% of all discounts for the year ended December 31, 2007. The Company discontinued the reward card program on September 16, 2007 and converted outstanding reward points to future purchase dollars at that time. In the year ended December 31, 2008 the company used mass mail to distribute customer coupons redeemable for reduced cost or free product, and in some cases for free gift cards containing pre-loaded value. The value of these gift cards was recognized as a sales discount immediately upon receipt, regardless of if or when their balance was redeemed for product. These discounts constituted approximately 15.7% of all discounts for the year ended December 31, 2008.

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

Earnings Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2008, the Company had 5,604,055 of potential dilutive securities. The Company’s potential dilutive securities included 4,620,000 warrants that are exercisable at between $0.40 and $2.00 per share for the purchase of common stock and 984,055 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. At December 31, 2007, the Company had 7,731,165 of potential dilutive securities. The Company’s potential dilutive securities included 4,520,000 warrants that were exercisable at $2.00 a share for the purchase of common stock and 3,211,165 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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
DECEMBER 31, 2008 AND 2007

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of salaries and related benefits, travel and entertainment, corporate headquarters rent and utilities, corporate advertising and marketing, and professional fees.

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2008 and 2007 were $70,481 and $301,498, respectively.

Recently Issued Accounting Pronouncements
In November 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are in the process of evaluating the impact, if any, of EITF 08-6 on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are in the process of evaluating the impact, if any, of EITF 08-7 on our consolidated financial statements.

On August 27, 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board ("IASB"). Under the proposed roadmap, the Company could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We have not yet assessed the impact that this potential change would have on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." This FSP specifies that issuers that have convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued in fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009), and should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the FSP's effective date. We have determined that FSP APB 14-1 does not currently have a material impact on our financial statements as our existing convertible debt instruments are not required to be settled in cash, nor do they give us an option to settle in cash, upon conversion.

In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 142-3 ("FSP No. 142-3") "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" to include an entity's historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be "substantial cost or material modifications." FSP No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. We are in the process of evaluating the impact, if any, of FSP No. 142-3 on our consolidated financial statements.

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
DECEMBER 31, 2008 AND 2007

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
DECEMBER 31, 2008 AND 2007

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2008 and 2007 include balances due from franchisees and other miscellaneous items totaling $18,033, net of $19,406 of allowance for doubtful accounts and $97,167, net of $61,335 of allowance for doubtful accounts, respectively. The royalties owed from a single franchisee, on their 2008 net sales, amounted to $69,264, all of which was written off as bad debt expense as of December 31, 2008 due to the fact that the Company has not had any success in collecting monies owed on this account through December 2009.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2008 and 2007 respectively:

	2008	2007
Land	$425,000	$425,000
Site preparation and engineering	119,515	590,196
Buildings	2,285,672	1,783,861
Leasehold improvements	1,687,853	1,565,391
Signs	293,098	355,823
Store equipment	1,196,728	772,608
Other equipment, furniture, and vehicles	418,402	475,128
Assets held for disposal	47,738	-
Total	6,474,006	5,968,007
Less accumulated depreciation	(1,752,708)	(1,775,794)
Property and equipment, net	$4,721,298	$4,192,213
Depreciation expense for the years ending December 31, 2008 and 2007 was $557,414 and $462,063, respectively. Accumulated depreciation for assets under capital leases was $540,484 and $306,091 at December 31, 2008 and 2007, respectively. Depreciation expense for the assets under capital leases was $146,203 and $149,279 for years ended December 31, 2008 and 2007, respectively

NOTE 4 - INTANGIBLE ASSETS

Other intangible assets consist of the following at December 31, 2008 and 2007 respectively:

	2008	2007
Indefinite-lived, goodwill (see note 13)	$429,000	$429,000
Definite-lived intangibles	72,288	69,907
Accumulated amortization	(10,974)	-
Definite-lived intangibles, net	61,314	69,907
Total	$490,314	$498,907

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company has evaluated the indefinite-lived intangible assets for impairment and has estimated that $429,000 of the carrying value will be recoverable from its estimated future cash flows. No impairment was recorded during the years ended December 31, 2008 and 2007, respectively.

NOTE 5 - NOTES RECEIVABLE

During 2007, the Company sold four of its Las Vegas, Nevada locations to an unrelated third party for cash, certain franchise rights, and a note receivable in the amount of $900,000. During January 2008 the Company reacquired these assets and forgave the full balance on the note receivable. See Note 16.

In December of 2008, the Company sold two of its stores, located in Yuba City, CA and Marysville, CA, to  Java Norcal, operated by Ronald Sands, a franchisee, Director and shareholder, for cash, certain franchise rights, and a note receivable in the amount of $255,000. The term of the note is for ten years and bears interest at the rate of 6.75% annually, however, interest does not accrue for the first 12 months of the term of the note. The Company recorded a gain on the sale of these stores of $882,710 during the year ended December 31, 2008.

NOTE 6 - SHORT-TERM RELATED PARTY NOTES PAYABLE

In May 2008, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with two related parties (“Secured Party”). Each Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company’s common stock in exchange for $366,666 each for total consideration of $733,333. The secured promissory notes are secured by the assets of three store locations, accrue interest at 24% and are due with interest in January 2009. The Company has recorded $76,667 as deferred financing costs associated with the closing. This amount represents $66,667 paid to an investment banking firm and $10,000 in legal fees associated with the private placement. These amounts will be amortized to interest expense over the term of the notes.

In July 2008, the Company entered into a third Securities Purchase, Loan and Security Agreement (the “Agreement”) with one of the same related parties (“Secured Party”). The Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company’s common stock in exchange for $366,666, bringing total consideration of these notes to $1,100,000. This third secured promissory note is secured by the assets of the same three store locations, and also accrues interest at 24% and is also due with interest in January 2009. The Company has recorded an additional $33,333 as deferred financing costs associated with the closing, for total deferred financing of $100,000. This amount will be amortized to interest expense over the term of the notes. The Company has recognized $91,736 of interest expense related to amortization of the total deferred financing costs for the year ended December 31, 2008. The Company has recognized $164,226 of accrued interest expense related to the terms of the notes for the year ended December 31, 2008.

The estimated fair value of the shares of common stock of $1,600,000 has been determined using closing market price for the Company’s common shares on the date the agreement closed. The face amount of the secured promissory notes of $1,100,000 was proportionately allocated to the secured promissory notes and the stock in the amount of $465,385 and $634,615, respectively. The $634,615 value allocated proportionately to the shares of common stock has been accounted for as a discount that is being amortized and treated as interest expense over the term of the secured promissory notes under the effective interest method. The Company has recognized interest expense related to the amortization of the debt discount of $596,332 for the year ended December 31, 2008.

On February 24, 2009, effective February 17, 2009, the Company amended the Agreement.  The due date for the Notes was extended from January 15, 2009 to May 17, 2009. As consideration for the extension, the Company agreed to pay $33,333.33 to each Secured Party on or before March 3, 2009. The Company has not made these payments. As additional consideration it did pay $3,396 in legal fees to the Secured Parties’ counsel.  Additionally, the Company issued to two of the Secured Parties five-year warrants to each purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50 with a cashless exercise provision.

As of December 15, 2009 the balance of these notes is due on demand and each of the three Secured Parties has the right to foreclose.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 7 - LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital leases, consist of the following:

	2008	2007
Notes payable to a bank, payable in monthly installments with interest at Prime Rate plus 1.75% (6.75 % at December 31, 2008 and 9.50% at December 31, 2007), maturing in 2021 through 2029, secured by the property and equipment at three stores	$831,951	$860,120
Notes payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (7.75 % at December 31, 2008 and 10.50% at December 31, 2007), maturing in 2009, secured by substantially all the Company’s assets. A final balloon payment on this loan was due February, 2009. This payment was not made. The Company has continued making monthly payments equal to the agreement’s original monthly installments.	39,630	60,144
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 7.69% maturing in 2011, secured by one vehicle	14,236	19,209
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 2.74% maturing in 2010, secured by one vehicle	10,410	19,072
Note payable to an individual, payable in monthly installments with fixed interest at 6.00%, maturing in 2014, secured by all assets purchased through this agreement at a single store (13).	391,018	475,000
Non-interest note payable to a corporation, net of discount of $6,000 using an effective rate of 10%, payable in monthly installments, , maturing in 2010, not secured. The Company has not made any of it 2009 payments and is in default. Note 16	64,000	-
Note payable to a corporation, payable in monthly installments, non-interest bearing, maturing in 2010, not secured. The Company has been in default since failing to make its February, 2009 payment.	165,336	-
Total notes payable	$1,516,581	$1,433,545
Less current portion	437,243	146,508
Long-term obligations	$1,079,338	$1,287,037

Scheduled annual maturities of long-term obligations, excluding capital leases, are as follows:

2009	$437,243
2010	269,755
2011	137,663
2012	131,914
2013	26,972
Thereafter	513,034
Total	$1,516,581

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 - LEASE COMMITMENTS

The Company currently has 26 capital leases. Approximately 60% of the leases have a 60-month term with a $1.00 buyout option after the final payment under the lease. The remaining leases have terms of either 36 or 48 months. Additionally, 7% of the leases required a 10% balloon payment at the beginning of the lease, and 3% call for a fair market buy out. All leases have either the final month prepaid or a single payment on account as a refundable security deposit. None of the leases have an escalation clause; however annual payments may vary slightly if there are changes to regional sales or property tax rates. The Company has failed to make payments on  one of these leases, which has been in default since February 25, 2009.

Capital lease obligations consist of the following:

	2008	2007
Lease for the land of the Red Bluff store site, on which payments, less interest at 10% per annum, are credited toward purchase of the land; expires in 2012 with options to extend by two six-year periods; full ownership would be attained in 2022 under present terms	$204,676	$212,168
Leases for property and equipment at several store sites, expiring through 2011, a majority of the total balance guaranteed by two stockholders	348,612	559,353
Total	$553,288	$771,521

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2009 through 2021. Included in these are 13 operating leases governing 11 of its stores (two for its San Francisco and San Rafael stores each), a 14th lease on an undeveloped site in Los Altos, CA, and four leases for properties it is attempting to sublet in Bakersfield, CA, Las Vegas, NV, Henderson, NV and Charlotte, NC. Additional leases exist for the Company’s headquarters and a storage facility in California. The leases initially run for 5, 10 or 15 years and each store have between one and five-year extensions available. Four leases have pre-established rent increase that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. The Company does not typically guarantee  leases for franchisee locations, however, during 2008 the Company did guarantee one lease pursuant to the agreement. Rent expense under operating leases totaled $1,385,354 for 2008 and $715,595 for 2007.

Future minimum lease payments are as follows:

	Capital	Operating	Total
2009	$272,660	$1,085,952	$1,358,612
2010	139,583	1,047,621	1,187,204
2011	70,334	1,023,662	1,093,996
2012	54,354	860,347	914,701
2013	28,372	617,889	646,261
Thereafter	222,243	2,344,093	2,566,336

Total	$787,546	$6,979,564	$7,767,110
Less amounts representing interest	(234,258)
Present value of minimum lease payments	553,288
Less current portion	(205,818)

Total, net of current portion	$347,470

The gross amount of assets under capital leases recorded as property and equipment was $1,262,096 and $840,876 as of December 31, 2008 and 2007 respectively. Depreciation expense for the assets under capital leases was $146,203 and $149,279 for the years ended December 31, 2008 and 2007, respectively.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

 NOTE 9 - LINES OF CREDIT

As of December 31, 2008 the Company had two revolving lines of credit with interest rates ranging from 13.5% and 15.0%. Both lines of credit are personally guaranteed by Michael Binninger, President and Chief Operating Officer.  Total available credit under the lines of credit with Wells Fargo Bank was $92,200. Outstanding balances as of December 31, 2008 and 2007 totaled $89,607 and $0, respectively.

NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:
	December 31,
	2008	2007
Deferred income tax benefit for net operating losses	$485,647	$-
Current income tax expense	4,000	3,322

Income tax expense (benefit), net	$489,647	$3,322

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
Net operating loss carry-overs for federal income taxes totaling approximately $14,800,000, expiring in 2022 through 2028 for 2008 and $10,937,087, expiring in 2022 through 2027 for 2007	$5,087,476	$3,937,351
Net operating loss carry-overs for state of California income taxes totaling approximately $14,500,000, expiring in 2012 through 2018 for 2008 and $10,651,284, expiring in 2012 through 2017 for 2007	1,316,758	735,096
Total	6,404,234	4,672,447
Valuation allowance	(6,404,234)	(4,186,800)

Deferred tax assets, net	$0	$485,647

The Components of deferred income tax expense (benefit) are as follows:
	December 31, 2008	December 31, 2007
Depreciation	$(71,704)	$4,241
Contingent liability	(12,852)	128,520
Accrued vacation	4,024	(26,025)
Accrued officer salaries	2,707	4,467
Net operating loss carry forward	(1,653,962)	(1,395,654)
Increase in valuation allowance	2,217,434	1,287,773
Income tax expense	$485,647	$3,322

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

	2008	2007
Tax benefit (expense) at federal statutory rates	$(1,328,894)	$(1,994,721)
Depreciation	71,878	14,970
Timing differences	(55,655)	(57,813)
Increase in valuation allowance	1,312,671	2,037,564
Income tax benefit, net	$0	$0

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

At December 31, 2007, the Company has provided a partial valuation allowance for the deferred tax assets since management has determined that the realization of a portion of that asset is more likely than not.

NOTE 11 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. As of December 31, 2008, the Company does not have any shares of preferred stock outstanding. All transactions relating to preferred stock prior to the reverse merger were that of JDCO.

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock, with a $0.001 par value per share.  On December 31, 2008 and 2007, the Company has 33,768,823 and 28,743,823 shares issued and outstanding, respectively.

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
DECEMBER 31, 2008 AND 2007

The warrants granted to the investors in the above private placement were treated as permanent equity pursuant to exemption from FAS 133 under paragraph 11a.

In August 2007, the Company issued 403,536 shares of common stock for the cashless exercise of 500,000 warrants with an exercise price of $0.60 per share.

During the year ended December 31, 2008 the Company issued 2,025,000 shares of common stock to acquire property and equipment (see Note 15). The Company also issued 3,000,000 shares of common stock as part of a related party secured promissory note (see Note 6).

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan
On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”).   Under the 2006 Plan, a total of 4,249,167 common shares will be available for issuance through the grant of a variety of common share-based awards under the plan. Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options. Option vesting terms are determined at the Grant Date, but have generally been set at even increments over four years. In no event may the term exceed ten years. As of December 31, 2008, there were 984,055 outstanding options under the 2006 Plan, all vesting over a period of 4 years, and 3,265,112 shares available for issuance. As of December 31, 2007, there were 3,211,165 outstanding options under the 2006 Plan, all vesting over a period of 4 years, and 1,038,002 shares available for issuance.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards under SFAS No. 123(R). The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Because the Company did not have sufficient amount of historical information regarding the volatility of its share price, expected volatility was estimated based on the historical volatility of a comparable company in a similar industry.

Additionally, SFAS No. 123(R) requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The company records stock-based compensation expense for only those awards expected to vest. From February 15, 2008 through December 27, 2008, 2,778,110 options were forfeited due to employee terminations.

The following table shows the Company’s assumptions used to compute the stock-based compensation expense and the weighted average grant-date fair value of the stock options granted during the years ended December 31, 2008 and 2007:

	2008	2007
Weighted-average risk free rate of interest	4.24%	4.87%
Expected Volatility	140%	130%
Weighted-average expected life	5 years	5 years
Dividend Yield	--	--
Weighted-average fair Value	$0.47	$0.79

The information set forth in the following table covers options granted under the Company’s stock option plan:
	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2006	2,324,165	$1.03
Exercised	0.00	$0.00
Cancelled	0.00	$0.00
Granted	887,000	$1.00
Balance, December 31, 2007	3,211,165	$1.02
Exercised	0.00	$0.00
Cancelled	(2,278,110)	$1.02
Granted	51,000	$1.00
Balance, December 31, 2008	984,055	$1.02
Exercisable, December 31, 2008	310,778	$1.04

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The aggregate intrinsic value for stock options outstanding and for stock options exercisable as of December 31, 2008 was $80,349 and $29,299, respectively. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as the end of the period and the exercise price of the shares.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008 and 2007 respectively.

		Options Outstanding		Options Exercisable
Range of	Number	Weighted-Average	Weighted –Average		Weighted-Average
Exercise prices	Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
At December 31, 2007
$1.00 to $1.10	3,211,165	9.09	$1.02	581,041	1.03
At December 31, 2008
$1.00 to $1.10	984,055	8.35	$1.02	310,778	1.03

Changes in the Company’s nonvested options at December 31, 2008 and 2007 are summarized as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31,2006	2,324,165	$0.87
Granted	887,000	$0.79
Vested	581,041	$0.87
Forfeited	0	$0.00
Nonvested at December 31,2007	2,630,124	$0.81
Granted	51,000	$0.47
Vested	238,764	$0.74
Forfeited	1,763,583	$0.84
Nonvested at December 31, 2008	678,777	$0.70

As of December 31, 2008 and 2007, there was $601,385 and $403,432, respectively of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 3.32 and 4.09 years, respectively. Total compensation expense recorded in accordance with FAS 123R during the years ended December 31, 2008 and 2007 was $523,669 and $458,980, respectively.

WARRANTS

We have outstanding warrants to purchase 4,620,000 shares of our common stock outstanding, 2,000,000 exercisable at $2.00 per share for a five-year period from the date of issuance, 100,000 exercisable at $0.40 per share for a 15-year period from the date of issuance.

Summary of Warrants Granted
The following table summarizes warrants granted for the years ended December 31, 2008 and 2007.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2006	5,020,000	$1.86
Exercised	(500,000)	$.60
Cancelled	0	$0.00
Granted	0	$0.00
Balance, December 31, 2007	4,520,000	$2.00
Exercised		$0.00
Cancelled		$0.00
Granted	100,000	$0.40
Balance, December 31, 2008	4,620,000	$1.97

Exercisable, December 31, 2008	4,620,000	$1.97

The weighted average remaining contractual life of the common share purchase outstanding is 3.04 years at December 31, 2008. The exercise prices for common share purchases outstanding at December 31, 2008 were as follows:

Number of Warrants	Exercise Price
4,520,000	$2.00
100,000	$0.40
4,620,000

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

During the year ended December 31, 2008, the Company issued a total of 100,000 common share purchase warrants valued at $39,806 as additional consideration for the consummation of a franchise area agreement. The Company calculated the value of these warrants using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.75%, volatility of 130%, estimated life of fifteen years and a fair market value of $0.40 per share. The value of these warrants of $39,806 was recorded as additional paid in capital.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation
On June 30, 2009 a suit claimed damages against the Company of $165,336. The full amount is recorded as a long-term note payable as of December 31, 2008 (see Note 7). The Company became subject to a default judgment on this matter in 2009 and  finalized a settlement resolving the issue in January 2010.

On September 9, 2009 a suit claimed damages against the Company of $300,000 for reimbursement of funds advanced to the Company. This creditor has a default judgment against the Company for $363,173, which includes penalty interest and legal fees.

In addition to these suits, as of December 31, 2008 and December 31, 2009, 0 and 3 of the Company’s creditors have default judgments against the Company for $0 and $119,923, respectively.  All of these judgments have been accrued by the Company in accounts payable in the financial statements.

As of December 31, 2009, the Company is delinquent in each of its leases.  Management is working with our landlords on lease amendments, lease extensions and lease terminations and will become current on its rental payments as soon as funds are available.

The Company is in default on three notes due to secured parties totaling $1,364,226 including accrued interest at December 31, 2008. The amount of these notes is due on demand. The three creditors have entered into a stipulated judgment with the Company for the amount due (see Note 6).

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company is party to various other legal proceedings arising in the ordinary course of its business and for collection of past due payables, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on its consolidated financial position.

Related Party Transactions
The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the President of the Company. A third brother is also a Director of the Company.  While we typically do not enter into exclusive supply contracts to purchase coffee beans, we do enter oral agreements committing to purchase up to 80,000 pounds of whole bean coffee at fixed pricing several times per year. As of December 31, 2008 and 2007 the Company owes $55,919 and $46,086, respectively, to Landgrove Coffee Co for coffee purchases in 2008. The Company paid Landgrove $347,184 and $381,533 for coffee purchases for the years ended December 31, 2008 and 2007 respectively.  The Company paid Landgrove $ 103,057 and $39,231 for coffee related equipment and supply purchases for the years ended December 31, 2008 and 2007 respectively. JDCO Subsidiary reserves the right to earn a profit on the sale of proprietary products of up to 20% and may from time to time request that Landgrove Coffee facilitate this through its invoicing of franchisees. In such cases, Landgrove Coffee will issue JDCO Subsidiary a quarterly rebate. The rebates are recorded as royalty revenue in the Company’s consolidated statements of operations. For its fiscal year ended December 31, 2008 and 2007, JDCO Subsidiary’s revenue from franchisee purchases totaled $3,760 and $8,999, respectively. On June 1, 2009 Landgrove agreed to convert $104,871 of outstanding accounts payable balance to a promissory note due July, 2011 bearing interest at the rate of 6% annually. The Company will start making monthly payments in February, 2010.

In December 2008, the Company sold two of its stores, located in Yuba City, CA and Marysville, CA, to its franchisee Java Norcal, which is owned and operated by Ronald Sands, a Director and Shareholder of the Company. In exchange for the two stores and their assets, the Company accepted cash, certain franchise rights, and a note receivable in the amount of $255,000.  The term of the note is for ten years and bears interest at the rate of 6.75% annually, however, interest does not accrue for the first 12 months of the term of the note and principal payments do not commence until December 2010.  The Company recorded a gain on the sale of these stores of $882,710 during the year ended December 31, 2008.

On March 1, 2009 the company engaged the West Embarcadero Group (“WEG”) to advise and assist the board of directors of the Company with a reorganization plan designed to best secure the interests of the stakeholders of the Company. Harry R. Kraatz is the principal and sole owner of the West Embarcadero Group.  The Company agreed to pay W.E.G. Inc. $25,000 per month, $10,000 of which is being deferred and accrued as a payable . The contract is cancelable at the end of any month. On April 13, 2009, the Company retained and appointed Harry R. Kraatz as Chief Restructuring Officer, a newly created position, to oversee the management and reorganization of the Company’s business including assisting the Company with restructuring its balance sheet, reducing costs and implementing a revised strategic plan. On November 1, 2009, the Company’s Board of Directors appointed Mr. Kraatz as the Company’s Chairman of the Board of Directors and Chief Executive Officer.  As of January 26, 2010, there was no employment agreement in place for the CEO position. Mr. Kraatz is being paid $1 per year as compensation for his role as Chief Executive Officer and the $25,000 per month payments to WEG remain in place.

Employment Agreements
The Company has a five year employment agreement with Michael Binninger President and Chief Executive Officer, amended November 1, 2009 to change position to President and Chief Operating Officer. Under the agreement, he is entitled to an annual base salary of $205,900 per year and cash bonus to be determined by the Company, and is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California. For the fourth quarter of 2007, the executive verbally agreed to reduce base salary to an effective rate of $180,000 per year. For the year ended December 31, 2008 the executive verbally agreed to defer $15,835 of his annual salary until further notice. As of April 1, 2009 the executive verbally agreed to further reduce the annual amount of salary paid in cash to $150,000. For the year ended December 31, 2009 the executive deferred $11,531 of his annual salary until further notice, and has returned $18,120 of previously received cash compensation to the Company which shall be paid by the Company at future undetermined date. All compensation that the executive has deferred and continues to defer from his gross pay as defined in his employment contract is being accrued as a payable. No interest is being paid on the amount payable.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Future commitments under employment agreements are as follows:

Base
2009	$205,900
2010	205,900
2011	188,742
2012	0
Thereafter	0

NOTE 13 – STORE ACQUISITION

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

On June 1, 2009 the Company amended and restated this secured promissory note whereby the remaining $361,889 of principle will now mature April 20, 2014. It continues to accrue intrest at a fixed rate of 6% per annum.

NOTE 14 – FRANCHISE AGREEMENTS

During 2007 the Company entered into franchise, area development and master license agreements which granted rights to sell or open stores in the cities of Livermore, California, and Tracy, California, the counties of Broward and Gainesville in Florida, the States of Colorado, New York and New Jersey, and the country of China. The aggregate acquisition price of these territories was $946,000, of which $528,000 was received as of December 31, 2007. No revenue was recorded on the received funds for the twelve months ended December 31, 2007. Of the $528,000 received, $142,500 was recorded as deferred revenue, current portion and $385,500 was recorded as deferred revenue, long term. The Company has also agreed to issue an aggregate of 300,000 warrants of the Company’s common stock valued at $1.00 per share pending the successful completion of specific terms in certain of these agreements. As of December 31, 2007, no stores had been opened under these agreements.

During 2008 and through December 31, 2009 the Company entered into franchise, area development and master license agreements which granted rights to sell or open stores in the States of California, Colorado, and Nevada, and the countries of, Singapore, Kuwait, Dubai, and other Gulf States. The aggregate acquisition price of these territories was $860,500, of which $860,500 was received as of December 31, 2008. Revenue of $775,000 was recorded on the received funds for the twelve months ended December 31, 2008. Of the $860,500 received, $57,000 was recorded as deferred revenue, current portion and $142,500 was recorded as deferred revenue, long term. The Company has also issued an aggregate of 100,000 warrants of the Company’s common stock valued at $0.40 per share as a result of specific terms in certain of these agreements. As of December 31, 2008, one new store has been opened under these agreements, and three existing stores have been transferred to franchisee ownership.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 15 – JAVA UNIVERSE AGREEMENT

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

On April 7, 2008, the Company, through its wholly-owned subsidiary JDCO, purchased from Java Universe its right, title and interest in the assets related to a coffee retail location in West Hollywood, California (the “Assets”), pursuant to an Asset Purchase Agreement dated April 7, 2008 by and among JDCO, Java Universe, the Company, Elie Samaha and Joseph Merhi (the “Purchase Agreement”). The purchase price for the Assets was $681,500 which was paid with 1,450,000 shares of the Company’s common stock valued at $0.47 per per share. The Company also issued 25,000 shares of common stock valued at $11,750 for a finder's fee associated with the asset purchase. As a condition to closing of the Purchase Agreement, the Company also entered into an Agency, Co-Occupancy and Operating Agreement with Demitri Samaha, Samaha Foods and Java Universe for the lease, occupancy and use of the West Hollywood store premises. Pursuant to the terms of the Operating Agreement, certain events may trigger the relinquishment of a portion of the common stock issued to Java Universe under the Purchase Agreement.

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
DECEMBER 31, 2008 AND 2007

NOTE 16 – JAVA NEVADA AGREEMENT

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

On January 3, 2008, Java Nevada turned over operations of its four Nevada stores back to the Company. An asset purchase agreement was finalized on July 1, 2008. The Company was the sole operator and collector of revenue during the interim period. The purchase price for these assets was (i) cancellation of a $900,000 promissory note payable by Java Nevada to the Company, (ii) $70,000 payable by the Company to Java Nevada pursuant to a promissory note bearing zero interest and due in 2010, (iii) the Company’s assumption of $70,000 in deferred revenue liability pursuant to franchise fees paid by Noah’s Creations LLC to Java Nevada, and (iv) $60,000 in other contingent liabilities.

NOTE 17 – BAKERSFIELD REACQUISITION

On July 1, 2008 the Company, through JDCO, reacquired store assets in Bakersfield, CA pursuant to an asset purchase agreement. These assets had previously been sold in 2005 pursuant to an asset purchase agreement and promissory note. The entire balance of this note was deemed uncollectible in 2007 and a loss on bad debt of $442,471 was recognized. The reacquired assets, which include a temporary building and used coffee equipment, were valued at a fair market price, which was the calculated present value of the lease payments from January 2009 through the end of the original lease term, of $47,738 and were being held for disposal at December 31, 2008. On June 3, 2009 the Company, pursuant to an asset purchase agreement, sold these assets to the landlord of the assets’ location in exchange for a mutual termination of the operating lease, which was in default at the time, and also received a full release of liability from unpaid rental amounts incurred during 2009.

JAVA DETOUR, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 18 – SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 2008, the Company recorded two significant adjustments. The Company eliminated a gain of $451,141 recognized on January 3, 2008 as a result of the non-cash acquisition of assets from Java Nevada (see Note 16). The company offset this loss of recognizing liabilities totaling $231,321 and by reducing the book value of the acquired assets.

Also during the fourth quarter of fiscal 2008, the Company restated the book value of assets acquired from Java Universe on April 7, 2008 (see Note 15). These assets were originally acquired in a non-cash stock purchase valuing the Company’s shares at $1.00. The Company’s policy for valuing assets acquired with stock is to use a variable weighted average price for the ten trading days prior to the transaction, and the ten days subsequent to the transaction. This results in a stock value of $0.47 per share at the transaction date. The Company eliminated $150,000 of goodwill associated with the transaction, reduced the book value of the acquired assets, and reduced additional paid in capital by $768,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 10, 2008, Java Detour, Inc. dismissed AJ. Robbins PC as its independent registered public accounting firm.  On November 11, 2008, we engaged Farber Hass Hurley LLP as our new independent registered public accounting firm. Our board of directors has approved the dismissal of AJ. Robbins PC and the appointment of Farber Hass Hurley LLP as our new independent registered public accounting firm.

During the fiscal years ended December 31, 2007 and 2006, and the subsequent interim periods through November 10, 2008, there were no disagreements between our company and AJ. Robbins PC on any matter listed under Item 304 Section (a)(1)(iv) of Regulation S-K, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of AJ. Robbins PC would have caused AJ. Robbins PC to make reference to the matter in its reports on our financial statements.  For the fiscal years ended December 31, 2007 and 2006, the reports of AJ. Robbins PC on our financial statements for those fiscal years then ended did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2007 and 2006 and the subsequent periods through November 11, 2008, prior to engaging Farber Hass Hurley LLP, we did not consult Farber Hass Hurley LLP regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered our financial statements, and neither a written report was provided to our company nor oral advice was provided that Farber Hass Hurley LLP concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-K.

During the fiscal years ended December 31, 2007 and 2006 and the subsequent periods through November 11, 2008, prior to engaging Farber Hass Hurley LLP, Farber Hass Hurley LLP has not provided our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our company’s new principal independent accountant from AJ. Robbins PC to Farber Hass Hurley LLP.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, Michael Binninger, our Chief Executive Officer, and Ronald Sands, our Chief Financial Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting is not effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

On March 1, 2009 the company engaged the West Embarcadero Group (“WEG”) to advise and assist the board of directors of the Company with a reorganization plan designed to best secure the interests of the stakeholders of the Company. Harry R. Kraatz is the principal and sole owner of the West Embarcadero Group.  The Company agreed to pay W.E.G. Inc. $25,000 per month, $10,000 of which is being deferred and accrued as a payable . The contract is cancelable at the end of any month. On April 13, 2009, the Company retained and appointed Harry R. Kraatz as Chief Restructuring Officer, a newly created position, to oversee the management and reorganization of the Company’s business including assisting the Company with restructuring its balance sheet, reducing costs and implementing a revised strategic plan.   On November 1, 2009, the Company’s Board of Directors appointed Mr. Kraatz as the Company’s Chairman of the Board of Directors and Chief Executive Officer.  As of January 26, 2010, there was no employment agreement in place for the CEO position. Mr. Kraatz is being paid $1 per year as compensation for his role as Chief Executive Officer and the $25,000 per month payments to WEG remain in place. After the appointment of Harry Kraatz, Michael Binninger, the Co-Founder of Java Detour and a Board member, was appointed as President and Chief Operating Officer.

As of December 15, 2009, the following individuals constitute our Board of Directors and executive management:

Name	Age	Positions
Harry R. Kraatz	60	Chief Executive Officer and Chairman of the Board
Michael Binninger	43	President and Chief Operating Officer and Director
Ronald Sands	43	Director
Steven Binninger	42	Director

Harry R. Kraatz became a director and was appointed Chairman of the Board on November 1, 2009. Mr. Kraatz has been the sole officer and director of West Embarcadero Group, a crisis and turn-around management and consulting firm and its predecessor since 1984. In such capacity he has provided consulting services to numerous finance and franchise companies including Montgomery Medical Ventures, Commonwealth Associates, Westminster Capital, Liberty Travel, Swensen’s Ice Cream Company, Aca Joe Inc., Finet Holdings Company, Zapworld.com, Worldwide Wireless, Shearson Financial Network, Inc., Java Detour Inc., E-3 Biofuels, FAO Schwarz Sweet Shoppes, Positron Corporation, Fresh Roast Coffee Company, Tsar Nicholia Caviar, Websky International  and others.  Mr. Kraatz has held various positions including, among others, serving as Vice Chairman of Commercial Bank of San Francisco and Chief Executive Officer of Finet Holdings Corporation and Shearson Financial Network Inc. He was also appointed by the United States Bankruptcy Court, Southern District of New York, as Liquidating Trustee for Redsky Interactive, Inc. He has also previously been  employed by AMOCO Oil Company, served as a police officer in Illinois and as served as a  member of the Marin County Grand Jury. Mr. Kraatz received his degree from MSU in 1971.

Michael D. Binninger, currently the Company’s President, Chief Operating Officer and Director, was formerly the Company’s Chief Executive Officer and Chairman of the Board of Directors since the Company’s inception. Mr. Binninger joined Java Detour in 1996 when the company had one location.  Mr. Binninger was instrumental in helping to grow the company from one store and several employees to a publically traded company with over 100 employees.  Mr. Binninger directed the development of Java Detour’s Franchise program and has negotiated the sale of numerous franchises as well as three international Area Development Agreements.  Through his recent efforts the company was able to secure a flagship location for its prototype Tri-Branded (Java Detour, Mrs. Fields and TCBY) store at the Flamingo Hotel in Las Vegas.  Mr. Binninger has also led all Company branding efforts including store designs, brand specifications, coffee packaging, menu enhancements, and the development of other key marketing collateral.  His efforts have also led to continued new product development including the company’s popular breakfast sandwich program and the creation of six new blended cookie and coffee drinks that incorporate Mrs. Fields cookies into Java Detour coffee drinks.  Mr. Binninger has overseen Java Detour’s site selection, lease and purchase negotiations, and construction of new Java Detour® locations including a Java Detour flagship location in West Hollywood, California.  Mr. Binninger served honorably in the US Army and also worked in fashion advertising in New York City, Milan, and Tokyo.  Mr. Binninger is a graduate from the University of California at Berkeley. He and his wife live in San Francisco, California.

Ronald Sands has been a director since 2006.  He served as our Chief Financial Officer and Secretary from 2002 until December 1, 2008.  Mr. Sands graduated with honors from Menlo College in Atherton, California in 1991 with a B.S. in Business Management. Prior to joining us, Mr. Sands was employed by Charles Schwab and was named national Manager of the Year for employee development in 2000.  Mr. Sands was instrumental in developing comprehensive systems to track and manage store operations and financial performance.  His efforts lead to significant cost savings and increased profitability at the store level.  Mr. Sands’ efforts were also instrumental in helping the company prepare for the reverse merger it entered into in Dec 2006.  Mr. Sands is currently a Java Detour franchisee and owns three Java Detour stores in northern California where he lives with his wife and two children.

Steven Binninger has been a Director since 2002.  He served as Chief Operating Officer and President from 2002 until 2008.  Mr. Binninger graduated with honors from the University of Idaho Business School. As Java Detour founder Mr. Binninger developed all Java Detour store recipes, operation systems, training procedures, and quality control measures.  Mr. Binninger also developed all proprietary products and coffee roasting specifications for all Java Detour coffees and laid the groundwork for the company’s wholesale business opportunities. Mr. Binninger currently owns and operates a restaurant in McCall Idaho where he lives with his wife and two children.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation that we have recorded in each of the last two completed fiscal years for our principal executive officer, our two most highly compensated executive officers other than our principal executive officer whose annual compensation exceeded $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation(2)	Total

Michael Binninger
Chief Executive Officer and	2008	$205,900	$0	$0	$10,200	$216,100
Chairman of the Board	2007	$184,948	$8,333	$36,780	$14,720	$244,781

Steven Binninger
Chief Operating Officer and	2008	$0	$0	$0	$0	$0
President	2007	$166,508	$8,333	$36,780	$15,383	$227,004

Ronald Sands	2008	$153,062	$0	$0	$9,350	$162,412
Chief Financial Officer	2007	$194,167	$8,333	$36,780	$22,493	$261,773
_____________________
(1) Represents the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) (disregarding estimates of forfeitures). The total grant date fair value of these options was $183,901 each and the unvested portion is $144,056. See Note 11 to the Financial Statements beginning on page F-1 for a discussion of the relevant assumptions used in calculating these amounts.
(2) Relates to annual car allowance, life and health insurance premiums

Employment Agreements

The Company has a five year employment agreement with President and Chief Executive Officer, amended November 1, 2009 to change position to President and Chief Operating Officer. Under the agreement, he is entitled to an annual base salary of $205,900 per year and cash bonus to be determined by the Company, and is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California. For the fourth quarter of 2007, the executive verbally agreed to reduce base salary to an effective rate of $180,000 per year. For the year ended December 31, 2008 the executive verbally agreed to defer $15,835 of his annual salary until further notice. As of April 1, 2009 the executive verbally agreed to further reduce the annual amount of salary paid in cash to $150,000. For the year ended December 31, 2009 the executive deferred $11,531 of his annual salary until further notice, and has returned $18,120 of previously received cash compensation to the Company which shall be paid by the Company at future undetermined date. All compensation that the executive has deferred and continues to defer from his gross pay as defined in his employment contract is being accrued as a payable. No interest is being paid on the amount payable.

Option Grants in 2008

There were no option grants to Named Executive Officers in 2008.

Option Grants in 2009

Our Board of Directors authorized on December 1, 2009 the issuance of stock options and the repricing and reissuance of certain other options previously issued to the our employees, officers and members of the Board of Directors pursuant to our 2006 Equity Incentive Plan (the “Plan”).  4,249,000 options were either issued or reissued at $0.025 per share, the closing price of the company’s stock on December 1, 2009 (the “Options”).  Options to employees that own greater than 10% of our stock were issued at $0.0275 (110% of the current market price) pursuant to the Plan.  The Board of Directors issued these Options for, and to realign the value of the issued Options with, their intended purpose, which is to retain and motivate our employees, officers and directors. After the issuance of these options we issued nearly all of the 4,249,167 Options permitted under the Plan.

Prior to the repricing, many of the Options had exercise prices well above the recent market prices of our common stock as quoted on the Pink Sheets.  The Options will vest over three years with 50% of the Options vesting after the first six months with an additional 10% of the options granted vesting after each subsequent six-month period.

The following options were issued to executive officers and members of the board of directors:

Name	Options	Exercise Price	Position
Harry R. Kraatz	950,000	$0.0250	Chief Executive Officer, Chairman of the Board of Directors
Michael Binninger	975,000	$0.0275	President, and Chief Operating Officer, Director
Ronald J. Sands	25,000	$0.0250	Director
Steven Binninger	25,000	$0.0275	Director

Subsequent Events in 2009

On March 1, 2009 the company engaged the West Embarcadero Group (“WEG”) to advise and assist the board of directors of the Company with a reorganization plan designed to best secure the interests of the stakeholders of the Company. Harry R. Kraatz is the principal and sole owner of the West Embarcadero Group.  The Company agreed to pay W.E.G. Inc. $25,000 per month, $10,000 of which is being deferred and accrued as a payable. The contract is cancelable at the end of any month. On April 13, 2009, the Company retained and appointed Harry R. Kraatz as Chief Restructuring Officer, a newly created position, to oversee the management and reorganization of the Company’s business including assisting the Company with restructuring its balance sheet, reducing costs and implementing a revised strategic plan.   On November 1, 2009, the Company’s Board of Directors appointed Mr. Kraatz as the Company’s Chairman of the Board of Directors and Chief Executive Officer.  As of January 26, 2010, there was no employment agreement in place for the CEO position. Mr. Kraatz is being paid $1 per year as compensation for his role as Chief Executive Officer and the $25,000 per month payments to WEG remain in place.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended December 31, 2008, the following Named Executive Officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price	Option Expiration Date

Michael Binninger
Chief Executive Officer and Chairman of the Board	106,528	106,528	$1.10	11/30/2016

___________________
(1)Option awards were granted on November 30, 2006; 25% vested on November 30, of both 2007 and 2008 respectively with the balance vesting in 25% increments on each anniversary thereafter.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
All Directors (total of 3 persons)	-	-	-	-	-	-	-

For the year ended December 31, 2008, none of the members of our Board of Directors received compensation for his service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth as of December 31, 2008, certain information with respect to beneficial ownership of our common stock immediately after the closing of the Merger and Private Placement, based on 33,768,823 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;
•	Each executive officer;
•	Each director; and
•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Java Detour, Inc., 1550 Bryant Street, Suite 725, San Francisco, California, 94103.

Name and Address of Beneficial Owner	Title	Beneficially Owned Post-Merger		Percent of Class

Directors and Officers:

Michael Binninger	Chief Executive Officer and Chairman of the Board of Directors	3,580,993	(1)	10.6%

Steven Binninger	Director	3,580,993	(2)	10.6%

Ronald Sands	Director	2,080,991	(3)	6.1%

All executive officers and directors as a group (3 persons)		9,242,977		27.3%

Five Percent Shareholders:

Absolute Return Europe Fund c/o Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212		3,500,000	(4)	10.4%

European Catalyst Fund c/o Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212		2,500,000	(5)	7.4%

Absolute Octane Fund c/o Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212		2,000,000	(6)	5.9%

Absolute Octane Master Fund c/o Hunter World Markets, Inc. 9300 Wilshire Blvd. Penthouse Suite Beverly Hills, CA 90212		2,296,939	(7)	6.8%

Paul Klapper 201 Spear St., Suite 1150 San Francisco, CA 94105		2,647,613	(8)	7.8%

Java Universe, LLC 8228 Sunset Blvd, Suite 102 West Hollywood, CA 90046		2,000,000	(9)	5.9%

______________________]
(1) This amount includes (i) 3,474,465 shares of common stock owned by Michael Binninger and (ii) 106,528 shares of common stock issuable to Mr. Binninger upon exercise of options vested as of March 31, 2008, or within 60 days thereafter.

(2) This amount includes (i) 3,474,465 shares of common stock owned by Steven Binninger and (ii) 106,528 shares of common stock issuable to Mr. Binninger upon exercise of options vested as of March 31, 2008, or within 60 days thereafter.

(3) This amount includes (i) 1,974,463 shares of common stock owned by Ronald Sands and (ii) 106,528 shares of common stock issuable to Mr. Sands upon exercise of options vested as of March 31, 2008, or within 60 days thereafter.

(4) As Chief Investment Officer and control person of Absolute Return Europe Fund, Florian Homm may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Homm disclaims beneficial ownership of the shares held by foregoing funds except to the extent of his proportionate pecuniary interest therein.

(5) As control person of European Catalyst Fund, Peter Irblad may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Irblad disclaims beneficial ownership of the shares held by foregoing funds except to the extent of his proportionate pecuniary interest therein.

(6) As control person of Absolute Octane Fund, Jens Peters may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Peters disclaims beneficial ownership of the shares held by foregoing funds except to the extent of his proportionate pecuniary interest therein.

(7) As control person of Absolute German Fund, Frank Siebrecht may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Siebrecht disclaims beneficial ownership of the shares held by the foregoing funds except to the extent of his proportionate pecuniary interest therein.

(8) This amount includes (i) 498,677 shares of our common stock owned by Clydesdale Partners LLC, a partnership for which Mr. Klapper is one of two managers, and (ii) 1,148,936 shares of our common stock owned by The Klapper Family Trust, a trust for which Mr. Klapper is the trustee. As control person of Clydesdale Partners LLC, and The Klapper Family Trust, Mr. Klapper may be deemed to have voting and investment powers for the shares held by the foregoing entities. Mr. Klapper disclaims beneficial ownership of the shares held by the foregoing entities except to the extent of his proportionate pecuniary interest therein.

(9) As control person of Java Universe, Joseph Mehri may be deemed to have voting and investment powers for the shares held by Java Universe.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Landgrove Coffee Co.

We purchase our whole coffee beans from various coffee-producing regions around the world. We purchase our coffee beans from a roaster who is directly responsible for selecting the supplier, purchasing, roasting, packaging and distributing coffee beans directly to our Java Detour® stores. While we typically do not enter into exclusive supply contracts to purchase coffee beans, we do enter oral agreements for pricing for each 50,000 pounds purchased and we purchase whole coffee beans at the agreed upon price per pound on a net 30 day basis. Currently, we purchase all of our coffee beans from Landgrove Coffee Co., a company co-owned by Jon Binninger, who is a brother of Michael and Steven Binninger, the former our Chief Operating Officer and both  of whom are Board members.

Java Norcal

In December 2008, the Company sold two of its stores, located in Yuba City, CA and Marysville, CA, to its franchisee Java Norcal, which is owned and operated by Ronald Sands, a Director and Shareholder of the Company. In exchange for the two stores and their assets, the Company accepted cash, certain franchise rights, and a note receivable in the amount of $255,000.  The term of the note is for ten years and bears interest at the rate of 6.75% annually, however, interest does not accrue for the first 12 months of the term of the note and principal payments do not commence until December 2010.  The Company recorded a gain on the sale of these stores of $882,710 during the year ended December 31, 2008.

Director Guarantees

Michael and Steven Binninger have guaranteed certain of the Company’s liabilities, including loan payments, lease payments, rental payments and accounts payable.  While these directors are responsible for payments not made by the Company, we do not anticipate that these directors have the assets to satisfy all amounts which they have guaranteed.

Agreement with West Embarcadero Group

On March 1, 2009 the company engaged the West Embarcadero Group (“WEG”) to advise and assist the board of directors of the Company with a reorganization plan designed to best secure the interests of the stakeholders of the Company. Harry R. Kraatz is the principal and sole owner of the West Embarcadero Group.  The Company agreed to pay W.E.G. Inc. $25,000 per month, $10,000 of which is being deferred and accrued as a payable . The contract is cancelable at the end of any month. On April 13, 2009, the Company retained and appointed Harry R. Kraatz as Chief Restructuring Officer, a newly created position, to oversee the management and reorganization of the Company’s business including assisting the Company with restructuring its balance sheet, reducing costs and implementing a revised strategic plan.   On November 1, 2009, the Company’s Board of Directors appointed Mr. Kraatz as the Company’s Chairman of the Board of Directors and Chief Executive Officer.  As of January 26, 2010, there was no employment agreement in place for the CEO position. Mr. Kraatz is being paid $1 per year as compensation for his role as Chief Executive Officer and the $25,000 per month payments to WEG remain in place.

Stock Options

Our Board of Directors authorized on December 1, 2009 the issuance of stock options and the repricing and reissuance of certain other options previously issued to the our employees, officers and members of the Board of Directors pursuant to our 2006 Equity Incentive Plan (the “Plan”).  4,249,000 options were either issued or reissued at $0.025 per share, the closing price of the company’s stock on December 1, 2009 (the “Options”).  Options to employees that own greater than 10% of our stock were issued at $0.0275 (110% of the current market price) pursuant to the Plan.  The Board of Directors issued these Options for, and to realign the value of the issued Options with, their intended purpose, which is to retain and motivate our employees, officers and directors. After the issuance of these optionswe issued nearly all of the 4,249,167 Options permitted under the Plan.

Prior to the repricing, many of the Options had exercise prices well above the recent market prices of our common stock as quoted on the Pink Sheets.  The Options will vest over three years with 50% of the Options vesting after the first six months with an additional 10% of the options granted vesting after each subsequent six-month period.

The following options were issued to executive officers and members of the board of directors:

Name	Options	Exercise Price	Position
Harry R. Kraatz	950,000	$0.0250	Chief Executive Officer, Chairman of the Board of Directors
Michael Binninger	975,000	$0.0275	President, and Chief Operating Officer, Director
Ronald J. Sands	25,000	$0.0250	Director
Steven Binninger	25,000	$0.0275	Director

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Farber Hass Hurley LLP has provided audit services for us for the 2008 fiscal year. AJ Robbins, PC, has provided audit services for us for the 2008 and 2007 fiscal years. Aggregate fees are as follows:

	2008 Fees	2007 Fees
Audit Fees (1)	$88,798	$251,831
Audit-Related Fees (2)	$11,925	76,041
Tax Fees (3)	$5,500	$15,000
All Other Fees (4)	$27,083	$-
Total	$133,306	$342,872

[Missing Graphic Reference]
(1)“Audit Fees” consist of fees billed for professional services rendered for the audit of Java Detour, Inc.’s annual financial statements for the years ended December 31, 2008 and 2007, and for the review of our interim financial statements and services performed during 2007.

(2)“Audit-Related Fees” consist of fees billed for professional services rendered by AJ. Robbins, PC, for the years ended December 31, 2008 and 2007 reasonably related to the performance of the audit and review that are not otherwise reported under Audit Fees.

(3)“Tax Fees” consist of fees billed for professional services rendered by AJ Robbins, PC, and by Farber Hass Hurley LLP for services rendered in connection with tax compliance, tax advice and tax planning.

(4)“All Other Fees” consist of fees billed for professional services rendered by AJ. Robbins,  PC, for services rendered that are not otherwise reported above

Pre-Approval Policy

From inception to date, we have not had an audit committee. Our Board of Directors as a whole pre-approves all services provided by Farber Hass Hurley LLP and AJ. Robbins, PC. Prior to engagement for any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence of Farber Hass Hurley LLP and AJ. Robbins, PC, as our auditors.

ITEM 15. EXHIBITS

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
10.17
First Amendment to Asset Purchase Agreement and Promissory Note dated as of August 1, 2007 between JDCO, Inc. and Java Nevada, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on September 14, 2007)

10.18
Second Amendment to Asset Purchase Agreement dated as of August 1, 2007 between JDCO, Inc. and Java Nevada, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on September 14, 2007)

10.20
Asset Purchase Agreement, dated as of April 7, 2008, by and among JDCO, Inc., Java Detour, Inc., Java Universe, LLC, Elie Samaha and Joseph Merhi. (incorporated by reference to exhibit filed with Registrant’s Form 8-K filed with the SEC on April 11, 2008)

10.21
Termination, Waiver and Mutual Release Agreement, dated as of April 7, 2008 by and among Java Universe, LLC, Java Detour Franchise Corp. and Java Detour, Inc. (incorporated by reference to exhibit filed with Registrant’s Form 8-K filed with the SEC on April 11, 2008)

10.22
Agency, Co-Occupancy and Operating Agreement, dated as of April 7, 2008 by and among Demitri Samaha, Samaha Foods, Inc., Java Universe, LLC and JDCO, Inc. (incorporated by reference to exhibit filed with Registrant’s Form 8-K filed with the SEC on April 11, 2008)

10.23
Securities Purchase, Loan and Security Agreement, dated May 19, 2008, by and among Java Detour, Inc., Java Finance, LLC and Clydesdale Partners, LLC. (incorporated by reference to exhibit filed with Registrant’s Form 8-K filed with the SEC on May 23, 2008)

10.24	Form of Secured Promissory Note, dated May 19, 2008. (incorporated by reference to exhibit filed with Registrant’s Form 8-K filed with the SEC on May 23, 2008)
10.25	Asset Purchase Agreement, dated July 1, 2008, by and between JDCO, Inc. and Java Nevada, LLC (incorporated by reference to exhibit filed with Registrant’s Form 8-K filed with the SEC on July 11, 2008)
10.26
Asset Purchase Agreement, dated December 31, 2008, by and between JDCO, Inc. and Java NorCal, LLC. (incorporated by reference to exhibit filed with Registrant’s Form 8-K filed with the SEC on January 7, 2009)

10.27
Amendment to Secured Promissory Note and Securities Purchase, Loan and Security Agreement, dated February 24, 2009, by and among Java Detour, Inc., Java Finance, LLC, Clydesdale Partners, LLC and Westfield Wealth Management (incorporated by reference to exhibit filed with Registrant’s Form 8-K filed with the SEC on March 2, 2009).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2010.
JAVA DETOUR, INC.

By:	/s/ Harry R. Kraatz
Harry R. Kraatz
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 5, 2010.

Name	Title

/s/ Harry R. Kraatz Harry R. Kraatz	Chief Executive Officer(Principal Executive Officer), Chairman of the Board of Directors

/s/ Michael Binninger Michael Binninger	President and Director (Principal Financial Officer)

/s/ Evan Hall Evan Hall	Controller (Principal Accounting Officer)

/s/ Ronald Sands Ronald Sands	Director

/s/ Steven Binninger Steven Binninger	Director