Form 10-Q
period 2009-03-31
JAVA DETOUR INC.
filed 2010-04-23
CIK 1122887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 000-52357

JAVA DETOUR, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5968895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

1550 Bryant Street Suite 725 San Francisco, CA	94103
(Address of principal executive offices)	(Zip Code)

(415) 241-8020
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No 

The number of shares outstanding of the registrant’s common equity as of April 21, 2010 was 38,035,632.

JAVA DETOUR, INC.
FORM 10-Q QUARTERLY REPORT

ITEM 1.	FINANCIAL STATEMENTS

The information required by this Item 1 is incorporated by reference to the unaudited financial statements beginning at page F-1 of this quarterly report.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Java Detour, Inc. included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2010 and as may be amended.

Part I- Financial Information Item 1 Financial Statements

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,782	$415,775
Cash restricted for payment of current debt	-	200,104
Accounts receivable, net	20,237	18,033
Inventories	157,770	166,052
Other assets	51,598	50,323
Total current assets	345,387	850,287

NONCURRENT ASSETS:
Notes receivable, related party	255,000	255,000
Property and equipment, net	4,047,279	4,721,298
Intangibles, net	487,571	490,314
Other assets	57,962	74,175

TOTAL ASSETS	$5,193,199	$6,391,074

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,878,430	$1,691,464
Accounts payable, related party	118,224	55,919
Deferred revenue, current portion	105,000	105,000
Short-term notes payable, related party, net	1,096,766	1,055,928
Notes payable, current portion	222,176	437,243
Capital lease obligations, current portion	169,785	205,818
Line of Credit	89,537	89,607
Stored value and gift card liability	191,733	200,058
Contingent liability	-	60,000
Total current liabilities	3,871,651	3,901,037

Deferred revenue, net of current portion	174,500	186,500
Notes payable, net of current portion	990,808	1,079,338
Capital lease obligations, net of current portion	317,148	347,470
Deferred rent	341,981	421,795
Total liabilities	5,696,088	5,936,140

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 Shares issued and outstanding
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,768,823 and shares issued and outstanding at March 31, 2009 and December 31, 2008.	33,770	33,770
Additional paid in capital	17,310,070	17,226,352
Common stock subscribed	203,765	-
Accumulated deficit	(18,050,494)	(16,805,188)
Total stockholders’ (deficit)/equity	(502,889)	454,934

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY	$5,193,199	$6,391,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
	2009	2008
OPERATING REVENUES:
Sales and other operating revenues, net	$1,248,662	$1,657,841
Cost of sales	(417,141)	(507,414)
Gross profit	831,521	1,150,427

OPERATING EXPENSES:
Store operating expenses	796,890	1,176,040
Selling, general and administrative expenses	441,636	942,647
Depreciation and amortization	83,942	152,487

Total operating expenses	1,322,468	2,271,174

LOSS FROM OPERATIONS	(490,947)	(1,120,747)

OTHER INCOME/(EXPENSE):
Interest expense	(269,394)	(70,264)
Other expenses	(484,965)	(36,348)
Total other income/(expense)	(754,359)	(106,612)

NET LOSS BEFORE INCOME TAXES	(1,245,306)	(1,227,359)

INCOME TAX EXPENSE
	-	-
NET LOSS	$(1,245,306)	(1,227,359)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.04)	$(0.04)

WEIGHTED AVERAGE SHARESOUTSTANDING:
BASIC AND DILUTED	33,768,823	28,743,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS TO OPERATING ACTIVITIES:
Net loss	$(1,245,306)	$(1,227,359)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	83,942	152,487
Loss on disposal of fixed assets	591,819	27,430
Amortization of debt discount	46,547	-
Amortization of fair value of warrants granted	22,740	39,806
Value of options granted to employees	45,285	130,815
Reacquired cash from exchange	-	2,800
Changes in operating assets & liabilities
Accounts receivable	(1,204)	17,431
Inventories	8,282	(25,722)
Prepaid expenses	6,154	(16,239)
Prepaid expenses long term	2,613	5,413
Other assets	13,600	(1,500)
Accounts payable	156,438	288,531
Accounts payable related party	62,305	50,587
Deferred revenue	(12,000)	218,000
Accrued expenses and other current liabilities	43,896	26,901
Deferred rent	(20,526)	41,242
NET CASH USED IN OPERATING ACTIVITIES	(195,415)	(269,377)

CASH FLOW TO INVESTING ACTIVITIES
Purchase of property and equipment	-	(146,887)
NET CASH USED IN INVESTING ACTIVITIES	-	(146,887)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS TO FINANCING ACTIVITIES
Principal repayments of notes payable	(238,257)	(34,133)
Principal repayments of capital lease obligations	(66,355)	(69,056)
Proceeds from lines of credit	-	94,500
Principal repayments of lines of credit	(70)	-
NET CASH USED IN FINANCING ACTIVITIES	(304,682)	(8,689)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(500,097)	(424,953)
Cash and cash equivalents, at beginning of period	615,879	671,018

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$115,782	$246,065

NONCASH INVESTING AND FINANCING ACTIVITY:
Settlement of note payable (see note 11)	$112,783	$-
Settlement of lease commitment (see note 7)	90,981	-
Acquisition of property and equipment under capital leases	-	132,243
Reacquisition of Nevada stores from Java Nevada (see note 11)	$-	$285,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$261,215	$66,249
Cash paid for income taxes	$-	$2,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Java Detour, Inc. (formerly known as Media USA.com, Inc. and referred to herein as the “Company” or “Java Detour”) operates through its wholly-owned subsidiary JDCO, Inc., a California corporation (“JDCO”). The Company sells high-quality gourmet coffees, whole leaf teas, cold-blended beverages, fresh fruit smoothies and select baked goods to its customers from uniquely designed retail stores specialized in providing fast and convenience customer service. Java Detour Franchise Corp., a California corporation formerly known as Java Detour (“JDCO Subsidiary”) and a wholly owned subsidiary of JDCO, is a franchisor of Java Detour cafés, with nine franchised outlets in the United States. As of March 31, 2009, there were 11 company-owned stores and 9 franchised stores.

Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for that year, as it may be amended. The results for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

During the fourth quarter of fiscal 2008, the Company detected an error in the financial statements as of March 31, 2008 and for the three months then ended. To correct the error the Company reversed a gain of $451,141 recognized in January 2008 as a result of the non-cash acquisition of assets from Java Nevada. The Company recognized liabilities totaling $231,321 and reduced the fair value of the acquired assets by $231,609. Accordingly, the Company restated prior period results to reflect the results of this elimination of the gain and loss on the re-acquisition of the Java Nevada assets on the condensed consolidated statement of earnings.

Principles of Consolidation

The financial statements reflect the consolidation of JDCO and JDCO Subsidiary, wholly-owned subsidiaries of Java Detour, and all material intercompany transactions have been eliminated. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from continuing operations for the three months end March 31, 2009 and 2008 of $0.5 million and $1.1 million, respectively, and has a working capital deficit of approximately $3.5 million at March 31, 2009. Management’s plans in this regard include seeking new debt and equity financing and seeking new revenue sources through joint operating agreements.

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

The Company primarily operates its stores in California and generated approximately 97.6% of its revenues in its California store operations in the three months ended March 31, 2009.

Currently, we purchase all coffee beans from Landgrove Coffee Co., a related party under ownership by a brother of the President of the Company.

Franchise Stores

The following shows a detail of the franchise stores in operation as of March 31, 2009 for Company-owned and franchise stores:

Units in Operation	Franchisee Operated	Company Operated
Total at December 31, 2008	9	11
Units opened	0	0
Units closed	0	0
Units sold	0	0
Units purchased	0	0
Total at March 31, 2009	9	11

Revenue Recognition

Initial Franchise Fees

Initial franchise fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45, “Accounting for Franchise Fee Revenue.” SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Franchise Agreement, which usually occurs at the commencement of operations of the individual location, unless it can be demonstrated that substantial performance has occurred before this time. Initial franchise fee income amounted to $0 and $0 for each of the three months ended March 31, 2009 and 2008, respectively.

Area Development Fees

Area development fee income is recognized in accordance with SFAS 45 on a pro rata basis of the required quota of stores to be opened upon the Company’s material and substantial obligations under its area development agreement which usually occurs upon the Company’s approval of applicants to become franchisees provided by the area developer. Area development fee income amounted to $0 and $0 for each of the three months ended March 31, 2009 and 2008, respectively.

Master License Agreement Fees

Master license agreement fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45 “Accounting for Franchise Fee Revenue.” SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the agreement have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Master License Agreement, which usually occurs at the completion of operations training for the Master Licensee. Master license agreement fee income amounted to $0 and $0 for each of the three months ended March 31, 2009 and 2008, respectively.

Royalties

Royalty income of 4% of defined net sales is earned based on sales by franchisees and is recognized monthly as revenue when the related sales are reported to the Company. Additionally, the Company may receive a rebate or charge a mark-up for delivered supplies and coffee. Royalty income amounted to $25,190 and $11,627 for the three months ended March 31, 2009 and 2008, respectively.

Promotional Fund Fees

Promotional fund fee income of 1% of defined net sales is earned based on sales by specific franchisees, as determined by their franchise agreements, and is recognized monthly as revenue when the related sales are reported to the Company.   Promotional costs arising from area franchisee stores are charged to advertising and marketing expense during the period incurred.  Promotional fund fee income amounted to $4,397 and $3,876 for the three months ended March 31, 2009 and 2008, respectively.

Retail Revenues

Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Retail revenues amount to $1,219,075 and $1,642,338 for the three months ended March 31, 2009 and 2008, respectively.

Deferred Revenue

Deferred revenue consists of the portion of the initial franchise fees received from franchisees who have not commenced operations, the pro rata portion of the initial fees received from area development fees of which the Company has not approved franchisee applications for the required quota, master license agreement fees of which the Company has not completed its obligations, monthly franchise royalties paid in advance, and the excess, if any, of the 1% weekly promotional fund fees received from franchisees less the related promotional fund expenses incurred by the Company.

Stored Value and Gift Cards

Revenues from the Company’s stored value cards, such as Java Detour gift cards, are recognized upon redemption. Outstanding customer balances are stated separately as “Stored value and gift card liability” on the accompanying consolidated balance sheet. In accordance with the Company’s policies, none of its gift cards carry expiration dates and Java Detour does not charge any service fees that cause a decrement to customer balances.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2009, the Company had 5,604,055 of potential dilutive securities. The Company’s potential dilutive securities included 4,620,000 warrants that are exercisable at between $0.40 and $2.00 per share for the purchase of common stock and 984,055 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. At March 31, 2008, the Company had 7,731,165 of potential dilutive securities. The Company’s potential dilutive securities included 4,520,000 warrants that were exercisable at $2.00 a share for the purchase of common stock and 3,211,165 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

The Company has adopted several recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2009 include balances due from franchisees and other miscellaneous items totaling $20,237, net of $19,406 of allowance for doubtful accounts.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2009:

2009
Land	$425,000
Site preparation and engineering	119,515
Buildings	2,018,626
Leasehold improvements	1,440,685
Signs	270,681
Store equipment	1,118,414
Other equipment, furniture, and vehicles	418,402
Assets held for disposal	47,738
Total	5,859,061
Less accumulated depreciation	(1,811,782)
Property and equipment, net	$4,047,279
Depreciation expense for the three months ending March 31, 2009 and 2008 was $81,199 and $149,744, respectively. Accumulated depreciation for assets under capital leases was $385,147 at March 31, 2009. Depreciation expense for the assets under capital leases was $22,094 and $51,593 for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009 the Company expensed $594,563 as a loss on disposal of assets related to its store on Tropicana Ave. in Las Vegas, NV. This store was closed in May, 2008. The Company had attempted to sell or rent these assets, but no longer believes these assets will generate any future cash flows.

NOTE 4 - INTANGIBLE ASSETS

Other intangible assets consist of the following at March 31, 2009:

2009
Indefinite-lived, goodwill	$429,000
Finite-lived intangibles	72,288
Accumulated amortization	13,717
Finite-lived intangibles, net	58,571
Total	$487,571

The Company has evaluated the indefinite-lived intangible assets for impairment and has estimated that $429,000 of the carrying value will be recoverable from its estimated future cash flows. No impairment was recorded during the three months ended March 31, 2009 and 2008, respectively.

NOTE 5 - SHORT-TERM RELATED PARTY NOTES PAYABLE

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

In July 2008, the Company entered into a third Securities Purchase, Loan and Security Agreement (the “Agreement”) with one of the same related parties (“Secured Party”). The Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company’s common stock in exchange for $366,666, bringing total consideration of these notes to $1,100,000. This third secured promissory note is secured by the assets of the same three store locations, and also accrues interest at 24% and is also due with interest in January 2009. The Company has recorded an additional $33,333 as deferred financing costs associated with the closing, for total deferred financing of $100,000. This amount will be amortized to interest expense over the term of the notes. The Company has recognized $ 8,264 interest expense related to amortization of the total deferred financing costs for the three months ended March 31, 2009. The Company has recognized $46,626 of accrued interest expense related to the terms of the notes for the three months ended March 31, 2009.

The estimated fair value of the shares of common stock of $1,600,000 has been determined using closing market price for the Company’s common shares on the date the agreement closed. The face amount of the secured promissory notes of $1,100,000 was proportionately allocated to the secured promissory notes and the stock in the amount of $466,384 and $634,615, respectively. The $634,615 value allocated proportionately to the shares of common stock has been accounted for as a discount that is being amortized and treated as interest expense over the term of the secured promissory notes under the effective interest method. The Company has recognized interest expense related to the amortization of the debt discount of $38,283  for the three months ended March 31, 2009.

On February 24, 2009, effective February 17, 2009, the Company amended the Agreement.  The due date for the Notes was extended from January 15, 2009 to May 17, 2009. As consideration for the extension, the Company agreed to pay $33,333.33 to each Secured Party on or before March 3, 2009. The Company has not made these payments. As additional consideration it did pay $3,396 in legal fees to the Secured Parties’ counsel.  Additionally, the Company issued to two of the Secured Parties five-year warrants to each purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50 with a cashless exercise provision. The value of the warrants of $38,433 is being amortized to interest expense over the extended term of the note.

As of March 31, 2010 the balance of these notes is due on demand and each of the three Secured Parties has the right to foreclose.

NOTE 6 - LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital leases, consist of the following:
2009
Notes payable to a bank, payable in monthly installments with interest at Prime Rate plus 1.75% (6.75 % at March 31, 2009), maturing in 2021 through 2029, secured by the property and equipment at three stores	$627,782
Notes payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (5.00 % at March 31, 2009), maturing in 2009, secured by substantially all the Company’s assets. A final balloon payment on this loan was due February, 2009. This payment was not made. The Company has continued making monthly payments equal to the agreement’s original monthly installments.	34,501
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 7.69% maturing in 2011, secured by one vehicle	12,932
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 2.74% maturing in 2010, secured by one vehicle	8,207
Note payable to an individual, payable in monthly installments with fixed interest at 6.00%, maturing in 2014, secured by all assets purchased through this agreement at a single store (13).	369,226
Note payable to a corporation, payable in monthly installments, non-interest bearing, maturing in 2010, not secured. The Company has been in default since failing to make its February, 2009 payment.	160,336
Total notes payable	$1,212,984
Less current portion	222,176
$990,808

Scheduled annual maturities of long-term obligations, excluding capital leases, are as follows:

2009	$162,645
2010	240,755
2011	137,663
2012	131,914
2013	26,972
Thereafter	513,035
Total	$1,212,984

NOTE 7 - LEASE COMMITMENTS

The Company currently has 21 capital leases. Approximately 76% of the leases have a 60-month term with a $1.00 buyout option after the final payment under the lease. The remaining leases have terms of either 36 or 48 months. Additionally, one of the leases required a 10% balloon payment at the beginning of the lease, and 24% call for a fair market buy out. All leases have either the final month prepaid or a single payment on account as a refundable security deposit. None of the leases have an escalation clause; however annual payments may vary slightly if there are changes to regional sales or property tax rates. The Company has failed to make payments on one of these leases, which has been in default since February 25, 2009.

Capital lease obligations consist of the following:

2009
Lease for the land of the Red Bluff store site, on which payments, less interest at 10% per annum, are credited toward purchase of the land; expires in 2012 with options to extend by two six-year periods; full ownership would be attained in 2022 under present terms	$202,683
Leases for property and equipment at several store sites, expiring through 2011, a majority of the total balance guaranteed by two stockholders	284,250
Total	$486,933

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2009 through 2021. Included in these are 13 operating leases governing 11 of its stores (two for its San Francisco and San Rafael stores each), a 14th lease on an undeveloped site in Los Altos, CA, and three leases for properties it is attempting to sublet in Bakersfield, CA, Henderson, NV and Charlotte, NC. Additional leases exist for the Company’s headquarters and a storage facility in California. The leases initially run for 5, 10 or 15 years and each store have between one and five-year extensions available. Four leases have pre-established rent increase that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. The Company does not typically guarantee leases for franchisee locations; however, during 2008 the Company did guarantee one lease pursuant to the agreement. Rent expense under operating leases totaled $259,610 and $235,998 for the three month periods ended March 31, 2009 and 2008.

Future minimum lease payments are as follows:

	Capital	Operating	Total
2009	$185,437	$680,858	$866,295
2010	139,583	877,102	1,016,685
2011	70,334	872,522	942,856
2012	54,354	790,099	844,453
2013	28,372	636,588	664,960
Thereafter	222,244	2,340,455	2,562,699

Total	$700,324	$6,197,624	$6,897,948
Less amounts representing interest	(213,391)
Present value of minimum lease payments	486,933
Less current portion	(169,785)

Total, net of current portion	$317,148

Depreciation expense for the assets under capital leases was $22,094 and $51,593 for the three months ended March 31, 2009 and 2008, respectively.

In the three months ended March 31, 2009 the Company recorded the effects of a settlement agreement with the landlord of a closed store in Las Vegas, NV whereby the Company agreed to issue 173,136 shares of its common stock in consideration for full release of all liability, including but not limited to unpaid rent amounts and future rental amounts.

NOTE 8 - LINES OF CREDIT

As of March 31, 2009 the Company had two lines of credit with Wells Fargo Bank with interest rates ranging from 13.5% to 15.0%. Both lines of credit are personally guaranteed by Michael Binninger, President and Chief Operating Officer.  Total available credit under the lines is $0. Outstanding balances as of March 31, 2009 totaled $89,537.

NOTE 9 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. As of March 31, 2009, the Company does not have any shares of preferred stock outstanding. All transactions relating to preferred stock prior to the reverse merger were that of JDCO.

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock, with a $0.001 par value per share.  On March 31, 2009 the Company had 33,768,823 shares issued and outstanding.

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan
On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2006 Plan, a total of 4,249,167 common shares will be available for issuance through the grant of a variety of common share-based awards under the plan. Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options. Option vesting terms are determined at the Grant Date, but have generally been set at even increments over four years. In no event may the term exceed ten years. As of March 31, 2009, there were 374,055 outstanding options under the 2006 Plan, all vesting over a period of 4 years, and 3,875,112 shares available for issuance.

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

Additionally, SFAS No. 123(R) requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The company records stock-based compensation expense for only those awards expected to vest. The following table shows the Company’s assumptions used to compute the stock-based compensation expense and the weighted average grant-date fair value of the stock options granted during the three months ended March 31, 2009:

2009
Weighted-average risk free rate of interest	4.24%
Expected Volatility	140%
Weighted-average expected life	5 years
Dividend Yield	-
Weighted-average fair Value	$0.47

The information set forth in the following table covers options granted under the Company’s stock option plan:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2008	984,055	1.02
Exercised	-	$-
Cancelled	(610,000)	$1.02
Granted	-	$-
Balance, March 31, 2009	374,055	$1.06
Exercisable, March 31, 2009	136,528	$1.08

The aggregate intrinsic value for stock options outstanding and for stock options exercisable as of March 31, 2009 was $80,349. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value at the end of the period and the exercise price of the shares.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009

		Options Outstanding		Options Exercisable
Range of	Number	Weighted-Average	Weighted –Average		Weighted-Average
Exercise prices	Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
At March 31, 2009
$1.00 to $1.10	374,055	8.00	$1.06	136,528	1.08

Changes in the Company’s nonvested options at March 31, 2009 are summarized as follows:
	Number Of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	678,777	$0.81
Granted	-	$0.47
Vested	70,000	$0.74
Forfeited	441,250	$0.81
Nonvested at March 31, 2009	167,527	$0.73

As of March 31, 2009, there was $556,100of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 3.32. Total compensation expense recorded in accordance with FAS 123R during the three months ended March 31, 2009 was $45,285.

WARRANTS

We have outstanding warrants to purchase 4,620,000 shares of our common stock outstanding, 4,520,000 exercisable at $2.00 for a five-year period from the date of issuance, and 100,000 exercisable at $0.40 per share for a 15 year period from the date of issuance. Shares amounting to 4,500,000 that underlie such warrants have weighted average anti-dilution coverage for the issuance of securities within 12 months of the closing of the Merger at a price below $1.00, subject to customary exceptions.

Summary of Warrants Granted

The following table summarizes warrants granted for the three months ended March 31, 2009.

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2008	4,520,000		$2.00
Exercised		$
Cancelled		$
Granted	600,000		$0.48
Balance, March 31, 2009	5,120,000		$1.82

Exercisable, March 31, 2009	5,120,000		$1.82

The weighted average remaining contractual life of the common share purchase outstanding is 2.71 years at March 31, 2009. The exercise prices for common share purchases outstanding at March 31, 2009 were as follows:

Number of Warrants	Exercise Price
4,520,000	$2.00
500,000	0.50
100,000	0.40
5,120,000	$1.82

During the three months ended March 31, 2009, the Company issued a total of 500,000 common share purchase warrants valued at $38,433 as additional consideration for the extension of a loan agreement. The Company calculated the value of these warrants using the Black-Scholes model based on the following assumptions: a risk-free rate of 1.65%, volatility of 140%, estimated life of five years and a fair market value of $0.50 per share. The value of these warrants of $38,433 was recorded as additional paid in capital.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Related Party Transactions

The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the President of the Company. A third brother is also a Director of the Company.  While we typically do not enter into exclusive supply contracts to purchase coffee beans, we do enter oral agreements committing to purchase up to 80,000 pounds of whole bean coffee at fixed pricing several times per year. As of March 31, 2009 the Company owed $118,224 to Landgrove Coffee Co for coffee purchased in 2009. The Company paid Landgrove $67,861 for coffee purchases for the three months ended March 31, 2009.  The Company paid Landgrove $8,024 for coffee related equipment and supply purchases for the three months ended March 31, 2009.

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

Employment Agreements

The Company has a five year employment agreement with Michael Binninger, President and Chief Executive Officer, amended November 1, 2009 to change position to President and Chief Operating Officer. Under the agreement, he is entitled to an annual base salary of $205,900 per year and cash bonus to be determined by the Company, and is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California. For the fourth quarter of 2007, the executive verbally agreed to reduce base salary to an effective rate of $180,000 per year. For the year ended December 31, 2008 the executive verbally agreed to defer $15,835 of his annual salary until further notice. As of April 1, 2009 the executive verbally agreed to further reduce the annual amount of salary paid in cash to $150,000. For the year ended December 31, 2009 the executive deferred $11,531 of his annual salary until further notice, and has returned $18,120 of previously received cash compensation to the Company which shall be paid by the Company at a future undetermined date. All compensation that the executive has deferred and continues to defer from his gross pay as defined in his employment contract is being accrued as a payable. No interest is being paid on the amount payable.

Future commitments under employment agreements are as follows:

Base
2009	$205,900
2010	205,900
2011	188,742
2012	0
Thereafter	0

NOTE 11 – JAVA NEVADA AGREEMENT

On January 3, 2008, Java Nevada turned over operations of its four Nevada stores back to the Company. An asset purchase agreement was finalized on July 1, 2008. The Company was the sole operator and collector of revenue during the interim period. The purchase price for these assets was (i) cancellation of a $900,000 promissory note payable by Java Nevada to the Company, (ii) $70,000 payable by the Company to Java Nevada pursuant to a promissory note bearing zero interest and due in 2010, (iii) the Company’s assumption of $70,000 in deferred revenue liability pursuant to franchise fees paid by Noah’s Creations LLC to Java Nevada, and (iv) $60,000 in other contingent liabilities. Pursuant to the Asset Purchase Agreement, Java Nevada also assigned to the Company the Master Franchise Agreement dated December 6, 2006, as amended August 1, 2007, between JDCO’s wholly-owned subsidiary, Java Detour Franchise Corp., and Java Nevada. As part of the purchase price, the Company will also pay to Java Nevada a portion of the master franchise fee paid by Java Nevada pursuant to the Master Franchise Agreement to the extent set forth in the Asset Purchase Agreement.

For the three months ended March 31, 2009, the Company has recorded the effects of a settlement agreement with Java Nevada whereby the Company will issue 1,200,000 shares of its common stock and $10,000 in consideration for full release of all liability. As of March 31, 2009 neither the stock nor cash had been issued by the Company.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

On June 30, 2009 a suit claimed damages against the Company of $165,336. The full amount is recorded as a long-term note payable as of December 31, 2008. The Company became subject to a default judgment on this matter in 2009 and finalized a settlement resolving the issue in January 2010.

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

The Company is in default on three notes due to secured parties totaling $1,410,857 including accrued interest at March 31, 2009. The amount of these notes is due on demand. The three creditors have entered into a stipulated judgment with the Company for the amount due.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industry and areas in which we compete, including competition from much larger competitors, and the failure by us to raise additional capital to fund our operations and satisfy creditors. In addition, these forward-looking statements are subject, among other things, to our successful addition of stores and franchises; successful advancement of joint ventures with other companies. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Description of the Business. This section provides history and a general description of our operations, as well as future trends in those operations.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three month periods ended March 31, 2009 and March 31, 2008, respectively.

•
Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of March 31, 2009. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

•
Significant Events. A description of significant events that have impacted our operations broken down into the following categories: Company-Owned Stores and Lease Agreements; Capital Transactions and Franchise Agreements.

•	Critical accounting estimates. All of our significant accounting policies are summarized in Note 1 to the accompanying unaudited condensed consolidated financial statements.

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

Java Detour, Mrs. Fields and TCBY have begun opening co- and tri-branded stores.  The first tri-brand store opened October 3, 2009, in the main lobby of the Flamingo Hotel and Casino in Las Vegas, Nevada.  The second co-branded Java Detour/Mrs. Fields store opened in New York City on December 9, 2009.  Additional multi-branded stores are planned to open in early 2010.

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

Retail Stores

As of December 15, 2009, our total number of stores includes 9 company-owned and 14 franchised retail outlets at the following locations:

	Company Store Locations		Franchise Store Locations
1.	Auburn, CA	1.	Rochester (#1), MN
2.	Bakersfield, CA	2.	Rochester (#2), MN
3.	Chico (#1), CA	3.	La Crosse (#1), WI
4.	Chico (#2), CA	4.	La Crosse (#2), WI
5.	Citrus Heights, CA	5.	Madison, WI
6.	Red Bluff, CA	6.	Las Vegas (Molasky), NV
7.	Redding, CA	7.	Las Vegas (Pecos), NV
8.	San Francisco, CA	8.	Las Vegas (Flamingo), NV
9.	San Rafael, CA	9.	Marysville (#1), CA
		10.	Marysville (#2), CA
		11.	Yuba City, CA
		12.	West Hollywood, CA
		13.	New York, NY
		14.	Dublin, Ireland

The following table sets forth our revenues for the three months ended March 31, 2009 and 2008 in U.S. dollars:

	Three months ended March 31, 2009	Three months ended March 31, 2008
Company-owned Store Revenues*	$1,219,075	$1,642,338
Franchise Fees and Royalties	29,587	15,503
Total	$1,248,662	$1,657,841

*Company-owned store revenues include the revenues of stores open for less than a year.

Company-Owned Stores

Our first Java Detour drive-through gourmet beverage store opened in California in 1995. As of March 31, 2009, we owned and operated 11 corporate stores. We believe that with each new Java Detour store opening, brand awareness and customer loyalty will continue to grow.

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

Franchised Stores

The Java Detour® franchise opportunity attracts individuals seeking single store ownership, larger area developments and multi-unit operators interested in co-branding opportunities or brand portfolio expansion. We sold our first franchise Area Development Agreement in Minnesota and Wisconsin in 2000. In September 2006, we sold our first international Area Development Agreement for the rights to franchise Java Detour® stores throughout Ireland with additional options to franchise in the United Kingdom pursuant to a master licensing agreement. Since then, we have also sold development agreement rights to franchisees in Colorado, Kuwait, Dubai, China and other Middle Eastern countries.  The China Area Development Agreement has been terminated.

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

Expand our wholesale coffee business. We intend to expand our geographic reach and wholesale coffee beans sales. We also plan to sell Java Detour premium coffees to other wholesale accounts such as casinos and hotels.

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

Employees

As of February 28, 2010, we employed 85 employees, 34 of whom are employed full-time. Our retail stores employed 77 of our employees with the remainder in our corporate offices, and store and franchise development and operations. None of our employees are represented by a labor union and management believes our relations with employees are good.

Seasonality

Historically, sales in the gourmet coffee industry has experienced variations in sales from quarter-to-quarter due to the temperature changes in specific geographic areas , as well as from a variety of other factors including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2009 and 2008 in U.S. dollars:

	2009	2008

	(in thousands)
Sales and other operating revenues	$1,249	$1,657
Cost of sales	(417)	(507)

Gross profit	$832	$1,150

Store expenses	797	1,176
Selling, general and administrative expenses	441	943
Depreciation and amortization	84	152
Total operating expenses	1,322	2,271

Income (loss) from operations	(490)	(1,121)

Other income and expenses
Interest expense	(270)	(70)
Other expenses	(485)	(36)

Net loss before income taxes	$(1,245)	$(1,227)

Income tax expense	-	-

Net loss	$(1,245)	$(1,227)

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Sales and other operating revenues for the three months ended March 31, 2009 were approximately $1.2 million, a decrease of $0.4 million, or 24.6%, from sales and other operating revenues earned of approximately $1.6 million for the three months ended March 31, 2008. The primary reason for the decrease was the sale and closure of company owned stores.

Cost of sales for the three months ended March 31, 2009 was approximately $0.4 million, a decrease of $0.1 million, or 17.8%, from approximately $0.5 million for the three months ended March 31, 2008. The primary reason for the decrease was that fewer goods were required to support reduced sales.

Gross profit for the three months ended March 31, 2009 was approximately $0.8 million, a decrease of $0.3 million, or 27.7%, from $1.1 million for the three months ended March 31, 2008. Our gross margin for the three months ended March 31, 2009 was 66.6% as compared with 69.4% for the three months ended March 31, 2008. The decrease was primarily due to increasing cost of sales.

Store expenses were approximately $0.8 million for the three months ended March 31, 2009, a decrease of $0.4 million, or 32.2%, from approximately $1.2 million for the three months ended March 31, 2008. The primary reason for the decrease was the sale of company owned stores.

Selling and general administrative expenses were approximately $0.4 million for the three months ended March 31, 2009, a decrease of approximately $0.5 million, or 53.2%, from approximately $0.9 million for the three months ended March 31, 2008. The decrease was primarily due to decreased salaries and benefits of approximately $0.2 million, decreased stock based compensation expense of $0.1 million, decreased legal fees of approximately $0.1 million and decreased other general administrative expenses of approximately $0.1 million.

Interest expenses for the three months ended March 31, 2009 was approximately $270,000, an increase of $200,000 or 285.7%, from approximately $70,000 for the three months ended March 31, 2008. The increase was primarily due to $122,000 in fees to extend terms of existing debt, and $78,000 interest on new debt.

Other expenses for the three months ended March 31, 2009 was approximately $485,000, an increase of $449,000, or 1,247.2%, from approximately $36,000 for the three months ended March 31, 2008. The increase was primarily due to loss on disposal of assets of approximately $591,000, partially offset by approximately $140,000 in gain from forgiveness of accrued expenses.

Net loss for the three months ended March 31, 2009 was approximately $1.2 million, approximately no change from the three months ended March 31, 2008 for the reasons stated above.

Liquidity and Capital Resources

At March 31, 2009, we had negative total equity of approximately $503,000 and had total cash and cash equivalents of approximately $116,000.

We will need to raise additional capital in the future to fund our working capital needs and to continue and expand our business. We may also require additional capital to make acquisitions of stores and complementary businesses.  We had negative working capital of approximately $3.5 million at March 31, 2009.  Further, our secured creditors hold a security interest in substantially all of our assets.  We are engaged in discussions with our secured and unsecured creditors to design a voluntary recapitalization plan. The goal is to continue operations and ultimately include an opportunity for our unsecured creditors to receive some tangible consideration in settlement of their claims.

We have incurred net losses since our inception. Our net losses were $1.2 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively. We will incur losses in 2009 and we cannot assure investors that we will be profitable in future periods. We cannot predict whether we will become profitable in future periods and, even if we become profitable, we may not be able to sustain profitability.

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

As of March 31, 2008 and March 31, 2009, zero and one of the Company’s creditors have default judgments against the Company for $0 and $8,337, respectively. This judgment has been accrued by the Company in accounts payable in the financial statements.

Net cash used in operating activities for the three months ended March 31, 2009 was approximately $0.2 million, as compared to approximately $0.2 million used during the three months ended March 31, 2008.

Net cash provided by investing activities was approximately $0 for the three months ended March 31, 2009, as compared to net cash used of approximately $0.1 million for the three months ended March 31, 2008. The decrease in cash used was primarily a result of decreased capital asset acquisitions of approximately $0.1 million.

Net cash used by financing activities was approximately $0.3 million for the three months ended March 31, 2009, as compared to cash used in the amount of approximately $0 for the three months ended March 31, 2008. The change was primarily due to additional payments of principle toward notes payable.

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

Significant Events – Company Owned Stores and Lease Agreements

During the three months ended March 31, 2009 the Company expensed $591,819 to dispose of all assets related to its store on Tropicana Ave. in Las Vegas, NV. This store was closed in May, 2008. The Company had attempted to sell or rent these assets, but no longer believes these assets will generate any future cash flows. On July 23, 2009 the Company entered a consent agreement with the landlord of this location whereby the Company committed to issuing said landlord 173,136 shares of its common stock in consideration for unpaid lease payments of $103,882 and termination of the lease. As of March 31, 2010 these shares had not been issued.

On May 6, 2009 the Company closed its store located on 1501 West Charleston Blvd. in Las Vegas, NV and recognized a loss on disposal of assets of $113,851. The landlord has filed suit against the Company for unpaid rent.

On June 3, 2009 the Company, pursuant to an asset purchase agreement, sold its assets located at 1814 24th St. in Bakersfield, CA to the landlord of the assets’ location in exchange for a mutual termination of the operating lease, which was in default at the time, and also received a full release of liability from unpaid rental amounts incurred during 2009.

As of December 15, 2009 the Company is in default of two long term obligations (see Note 6), one of its capital lease obligations (see Note 7), and all of its operating leases, (see Item 2).

As of March 31, 2010 the Company had not secured a new lease for its store in Auburn, CA and continues to pay rent on a month to month basis. As a result, the Company may in the future impair the goodwill asset related to this store.

Significant Events – Capital Transactions

On February 24, 2009, effective February 17, 2009, the Company amended a Securities Purchase, Loan and Security Agreement (the “Agreement”) with two related parties (“Secured Party”). The due date for the Notes was extended from January 15, 2009 to May 17, 2009. As consideration for the extension, the Company agreed to pay $33,333.33 to each Secured Party on or before March 3, 2009. The Company has not made these payments. As additional consideration it did pay $3,396 in legal fees to the Secured Parties’ counsel.  Additionally, the Company issued to two of the Secured Parties five-year warrants to each purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50 with a cashless exercise provision.

As of December 15, 2009 the balance of these notes is due on demand and each of the three Secured Parties has the right to foreclose.

From July, 2009 through January, 2010, the Company sold to accredited investors $312,402 of convertible notes.  The convertible notes bear interest at 6% per annum with interest payable each quarter.  The notes can be converted into the Company’s common stock at $0.025 per share.

The convertible notes were issued to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. No general solicitation or advertising was used to market the convertible notes.  All funds raised from the sale of the convertible notes was used to fund our operations.

From April, 2009 through September, 2009 the Company collected installments totaling $30,000 from a related party investor in consideration for stock to be issued. In April, 2010 the Company issued 1,200,000 shares at $0.025 to satisfy this obligation.

In the fourth quarter of 2009, the Company issued, in exchange for advisory services, 500,000 warrants to purchase the Company’s common stock at $0.05 per share.  The warrants were issued to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.

On February 8, 2010 entered into a Securities Purchase Agreement pursuant to which a lender will advance up to $500,000 under a Secured Multiple Advance Promissory Note.  The Note shall bear interest at a rate of 12% per annum and shall mature on May 31. 2010.  As part of the Financing, the Company also issued to the Lender warrants (the “Warrants”) to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.05 per share.

On March 12, 2010 the Company restated the exercise price of 2,000,000 warrants owned by Java Finance, LLC to $0.0275. The warrants’ expiration date is unaffected.

Significant Events – Franchise Agreements

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

Intangible Assets - In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment losses.  Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment, cash flows for retail assets are identified at the individual store level, and long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and an impairment loss is recorded as a charge against current operations. No impairment was recorded during the three months ended March 31, 2009 and 2008.

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

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.
Item 4.	Controls and Procedures.

(a) As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

(b) There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

.

PART 2- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is in default on three notes due to secured parties totaling $1,410,857 including accrued interest and extension fees at March 31, 2009. The amount of these notes is due on demand. The three creditors have entered into a stipulated judgment with the Company for the amount due.

Since December 31, 2008 five of the Company’s creditors have been granted default judgments against the Company for $643,273. All of these judgments have been accrued by the Company in accounts payable in the financial statements. They are comprised of:

On June 30, 2009 a suit claimed damages against the Company of $165,336. The full amount is recorded as a long-term note payable as of December 31, 2008. The Company entered into a stipulated judgment with the plaintiff in 2009. The Company is in default of the stipulated judgment. In January, 2010 the parties entered a settlement agreement whereby this claim will be settled in full for a cash payment of $49,000.

On September 9, 2009 a suit claimed damages against the Company of $300,000 for reimbursement of funds advanced to the Company. On December 30, 2009 a default judgment was granted for $363,173, which includes penalty interest and legal fees.

On November 24, 2009 the Labor Commissioner of the State of California ordered payment of $21,427, including penalties, to a former employee of the Company. In March, 2010 the parties entered a settlement agreement whereby this claim will be settled in full for a cash payment of $14,000

In 2008 a suit claimed damages against the company of $90,000 for unpaid bills related to professional services. A default judgment was granted. In February, 2010 the parties entered a settlement agreement whereby this claim will be settled in full for a cash payment of $25,000.

In 2008 a suit claimed damages against the company for unpaid bills related to professional services. A default judgment was filed January 28, 2009 for $8,337.

As of February 28, 2010, the Company is delinquent in several of its leases.  Management is working with our landlords on lease amendments, lease extensions and lease terminations and will become current on its rental payments as soon as funds are available. Since December 31, 2008, four of the Company’s landlords had filed suit against the company for unpaid rent amounts. As of February 28, 2010 two of these claims had been dismissed or resolved and two are pending resolution. Their combined claim amount is $58,499.

The Company is party to various other legal proceedings arising in the ordinary course of its business and for collection of past due payables, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on its consolidated financial position.

ITEM 1A     RISK FACTORS

There have been no material changes in our risk factors since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.    Recent Sales of Unregistered Securities

From July, 2009 through January, 2010, the Company sold to accredited investors $312,402 of convertible notes.  The convertible notes bear interest at 6% per annum with interest payable each quarter.  The notes can be converted into the Company’s common stock at $0.025 per share.

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

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on April 23, 2010.

JAVA DETOUR, INC.

/s/ Harry R. Kraatz
Harry R. Kraatz
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Michael Binninger
Michael Binninger
President
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Harry R. Kraatz	Chief Executive Officer and Chairman of the Board and Director	April 23, 2010
Harry R. Kraatz

/s/ Michael Binninger	President and Director	April 23, 2010
Michael Binninger