Form 10-Q
period 2009-06-30
JAVA DETOUR INC.
filed 2010-08-30
CIK 1122887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common equity as of July 31, 2010 was 38,035,632.

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

Part I- Financial Information Item 1 Financial Statements
JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,912	$415,775
Cash restricted for payment of current debt	-	200,104
Accounts receivable, net	25,157	18,033
Inventories	130,228	166,052
Other assets	15,791	50,323
Total current assets	235,088	850,287

NONCURRENT ASSETS:
Notes receivable, related party	255,000	255,000
Property and equipment, net	3,044,124	4,721,298
Intangibles, net	55,827	490,314
Other assets	49,805	74,175

TOTAL ASSETS	$3,639,844	$6,391,074

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,089,832	$1,691,464
Accounts payable, related party	9,454	55,919
Deferred revenue, current portion	105,000	105,000
Short-term notes payable	201,081	-
Short-term notes payable, related party, net	1,136,000	1,055,928
Notes payable, current portion	108,802	437,243
Notes payable, related party, current portion	297	-
Capital lease obligations, current portion	137,617	205,818
Line of Credit	89,593	89,607
Stored value and gift card liability	194,374	200,058
Contingent liability	-	60,000
Total current liabilities	4,072,050	3,901,037

Deferred revenue, net of current portion	134,000	186,500
Notes payable, net of current portion	997,833	1,079,338
Capital lease obligations, net of current portion	292,779	347,470
Notes payable, related party, net of current portion	104,871	-
Deferred rent	252,464	421,795
Total liabilities	5,853,997	5,936,140

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 Shares issued and outstanding
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,768,823 shares issued and outstanding at June 30, 2009 and December 31, 2008.	33,770	33,770
Additional paid in capital	17,344,498	17,226,352
Common stock subscribed	218,765	-
Accumulated deficit	(19,811,186)	(16,805,188)
Total stockholders’ (deficit)/equity	(2,214,153)	454,934

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY	$3,639,844	$6,391,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30 2009	June 30 2008	June 30 2009	June 30 2008
OPERATING REVENUES:
Sales and other operating revenues, net	$1,303,729	$1,887,333	$2,552,391	$3,545,174
Cost of sales	(415,940)	(644,105)	(833,081)	(1,151,519)
Gross profit	887,789	1,243,228	1,719,310	2,393,655

OPERATING EXPENSES:
Store operating expenses	732,497	1,177,887	1,529,388	2,353,927
Selling, general and administrative expenses	441,993	888,082	883,627	1,830,730
Loss on disposal of assets	798,316	27,430	1,390,135	27,430
Loss on impairment of goodwill	429,000	-	429,000	-
Depreciation	88,899	165,356	172,841	317,843

Total operating expenses	2,490,705	2,258,755	4,404,991	4,529,930

INCOME (LOSS) FROM OPERATIONS	(1,602,916)	(1,015,527)	(2,685,681)	(2,136,275)

OTHER INCOME/(EXPENSE):
Interest (expense)	(138,436)	(190,130)	(408,090)	(260,394)
Other income/(expenses)	(19,341)	5,517	87,773	(30,830)
Total other income/(expense)	(157,777)	(184,613)	(320,317)	(291,224)

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,760,693)	(1,200,140)	(3,005,998)	(2,427,499)

INCOME TAX (EXPENSE) BENEFIT	-	-	-	-

NET (LOSS)	$(1,760,693)	$(1,200,140)	$(3,005,998)	$(2,427,499)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.05)	$(0.04)	$(0.09)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	33,768,823	30,691,076	33,768,823	29,717,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS TO OPERATING ACTIVITIES:
Net loss	$(3,005,998)	$(2,427,499)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	172,841	317,843
Loss on disposal of fixed assets	1,390,135	27,430
Loss on impairment of goodwill	429,000	-
Amortization of deferred financing costs	8,264	15,625
Amortization of debt discount	44,072	82,112
Amortization of fair value of warrants granted	38,433	39,806
Value of options granted to employees	79,713	258,714
Reacquired cash from exchange	-	2,800
Stock issued in exchange for services	15,000	11,750
Changes in operating assets & liabilities:
Accounts receivable	9,662	36,429
Inventories	20,038	(12,926)
Prepaid expenses	28,206	(12,747)
Prepaid expenses long term	3,838	8,008
Other assets	15,433	(1,082)
Accounts payable	612,689	427,799
Accounts payable related party	(46,465)	30,667
Deferred revenue	(52,500)	268,000
Accrued expenses and other current liabilities	64,577	38,158
Deferred rent	(23,803)	61,484
NET CASH USED IN OPERATING ACTIVITIES	(196,865)	(827,629)

CASH FLOW TO INVESTING ACTIVITIES
Purchase of property and equipment	-	(236,213)
Intangible Assets	-	(2,382)
NET CASH USED IN INVESTING ACTIVITIES	-	(238,595)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS TO FINANCING ACTIVITIES
Proceeds from notes payable	36,000	733,333
Financing costs	-	(83,333)
Principal repayments of notes payable	(268,196)	(71,894)
Principal repayments of capital lease obligations	(122,892)	(140,565)
Proceeds from lines of credit	-	94,500
Principal repayments of lines of credit	(14)	(4,453)
NET CASH USED/PROVIDED BY FINANCING ACTIVITIES	(355,102)	527,588

NET DECREASE IN CASH AND CASH EQUIVALENTS	(551,967)	(538,636)
Cash and cash equivalents, at beginning of period	615,879	671,018

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$63,912	$132,382

NONCASH INVESTING AND FINANCING ACTIVITY:
Settlement of note payable (see note 15)	$112,783	$-
Settlement of lease commitment (see note 10)	90,981	-
Acquisition of property and equipment under capital leases	-	132,243
Reacquisition of Nevada stores from Java Nevada (see note 14)	-	285,982
Conversion of accounts payable to related party promissory notes (see note 8)	104,871	-
Conversion of accounts payable to promissory notes (see note 7)	$122,410	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$82,937	$176,406
Cash paid for income taxes	$-	$2,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Java Detour, Inc. (formerly known as Media USA.com, Inc. and referred to herein as the “Company” or “Java Detour”) operates through its wholly-owned subsidiary JDCO, Inc., a California corporation (“JDCO”). The Company sells high-quality gourmet coffees, whole leaf teas, cold-blended beverages, fresh fruit smoothies and select baked goods to its customers from uniquely designed retail stores specialized in providing fast and convenient customer service. Java Detour Franchise Corp., a California corporation formerly known as Java Detour (“JDCO Subsidiary”) and a wholly owned subsidiary of JDCO, is a franchisor of Java Detour cafés, with nine franchised outlets in the United States. As of June 30, 2009, there were 9 company-owned stores and 12 franchised stores.

Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for that year, as it may be amended. The results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

During the fourth quarter of fiscal 2008, the Company detected two significant errors in the financial statements as of June 30, 2008 and for the six months then ended. The Company reversed a gain of $451,141 recognized in January 2008 as a result of the non-cash acquisition of assets from Java Nevada. The Company offset this loss by recognizing liabilities totaling $231,321 and by reducing the book value of the acquired assets by $231,609.

Also during the fourth quarter of fiscal 2008, the Company restated the book value of assets acquired from Java Universe on April 7, 2008.  These assets were originally acquired in a non-cash stock purchase valuing the Company’s shares at $1.00.  The Company’s policy for valuing assets acquired with stock is to use a variable weighted average price for the ten trading days prior to the transaction.  This results in a stock value of $0.47 per share at the transaction date.  The Company eliminated $150,000 of goodwill associated with the transaction, reduced the book value of acquired assets, and reduced additional paid in capital by $768,500.

Accordingly, the Company restated prior period results to reflect the results of this elimination of the gain and loss on the re-acquisition of the Java Nevada assets on the condensed consolidated statement of earnings.

Principles of Consolidation

The financial statements reflect the consolidation of JDCO and JDCO Subsidiary, wholly-owned subsidiaries of Java Detour, and all material intercompany transactions have been eliminated. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from continuing operations for the six months ended June 30, 2009 and 2008 of $2.6 million and $2.4 million, respectively, and has a working capital deficit of approximately $3.8 million at June 30, 2009. Management’s plans in this regard include seeking new debt and equity financing and seeking new revenue sources through joint operating agreements.

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

The Company primarily operates stores in California and generated approximately 93.1% of its total gross revenue in its California store operations in the six months ended June 30, 2009.

Currently, we purchase all coffee beans from Landgrove Coffee Co., a related party under ownership by a brother of the President of the Company.

Franchise Stores

The following shows a detail of the franchise stores in operation as of June 30, 2009 for Company-owned and franchise stores:

Units in Operation	Franchisee Operated	Company Operated
Total at December 31, 2008	9	11
Units opened	2	0
Units closed	0	1
Units sold	0	1
Units purchased	1	0
Total at June 30, 2009	12	9

Revenue Recognition

Initial Franchise Fees
Initial franchise fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45, “Accounting for Franchise Fee Revenue.” SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Franchise Agreement, which usually occurs at the commencement of operations of the individual location, unless it can be demonstrated that substantial performance has occurred before this time. Initial franchise fee income amounted to $28,500 and $0 for each of the six months ended June 30, 2009 and 2008, respectively.

Area Development Fees
Area development fee income is recognized in accordance with SFAS 45 on a pro rata basis of the required quota of stores to be opened upon the Company’s material and substantial obligations under its area development agreement which usually occurs upon the Company’s approval of applicants to become franchisees provided by the area developer. Area development fee income amounted to $0 and $0 for each of the six months ended June 30, 2009 and 2008, respectively.

Master License Agreement Fees
Master license agreement fee income is recognized as revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 45 “Accounting for Franchise Fee Revenue.” SFAS 45 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the agreement have been substantially performed or satisfied by the franchisor. In accordance with SFAS 45, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Master License Agreement, which usually occurs at the completion of operations training for the Master Licensee. Master license agreement fee income amounted to $0 and $0 for each of the six months ended June 30, 2009 and 2008, respectively.

Royalties
Royalty income of 4% of defined net sales is earned based on sales by franchisees and is recognized monthly as revenue when the related sales are reported to the Company. Additionally, the Company may receive a rebate or charge a mark-up for delivered supplies and coffee. Royalty income amounted to $28,245 and $13,356 for the three months ended June 30, 2009 and 2008, respectively. Royalty income amounted to $53,435 and $24,982 for the six months ended June 30, 2009 and 2008, respectively.

Promotional Fund Fees
Promotional fund fee income of 1% of defined net sales is earned based on sales by specific franchisees, as determined by their franchise agreements, and is recognized monthly as revenue when the related sales are reported to the Company.   Promotional costs arising from area franchisee stores are charged to advertising and marketing expense during the period incurred. Promotional fund fee income amounted to $5,192 and $4,451 for the three months ended June 30, 2009 and 2008, respectively. Promotional fund fee income amounted to $9,589 and $8,327 for the six months ended June 30, 2009 and 2008, respectively.

Retail Revenues
Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Retail revenues amount to $1,241,792 and $1,869,526 for the three months ended June 30, 2009 and 2008, respectively. Retail revenues amount to $2,460,867 and $3,511,865 for the six months ended June 30, 2009 and 2008, respectively.

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

During the six months ended June 30, 2009 the Company recognized $28,500 in deferred revenue related to Java Norcal’s opening of their second store in Marysville, CA, their third overall store. The Company also recognized $24,000 of prepaid royalties during this period.

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

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding, if the potential common shares had been issued, and if the additional common shares were dilutive.  At June 30, 2009, the Company’s potentially dilutive securities included 5,120,000 warrants that are exercisable at between $0.40 and $2.00 per share for the purchase of common stock and 790,000 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. At June 30, 2008, the Company’s potentially dilutive securities included 4,620,000 warrants that were exercisable at between $0.40 and $2.00 a share for the purchase of common stock and 3,001,165 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

The Company has adopted several recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2009 include balances due from franchisees and other miscellaneous items totaling $25,157, net of $19,406 of allowance for doubtful accounts.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2009:

2009
Land	$425,000
Site preparation and engineering	119,515
Buildings	1,511,904
Leasehold improvements	1,345,735
Signs	242,312
Store equipment	774,587
Other equipment, furniture, and vehicles	418,402
Total	4,837,455
Less accumulated depreciation	(1,793,333)
Property and equipment, net	$3,044,124
Depreciation expense for the three months ending June 30, 2009 and 2008 was $86,155 and $162,612, respectively, and $167,354 and $312,356 for the six months ended June 30, 2009 and 2008, respectively. Accumulated depreciation for assets under capital leases was $277,201 at June 30, 2009. Depreciation expense for the assets under capital leases was $15,420 and $48,995 for the three months ended June 30, 2009 and 2008, respectively, and $30,841 and $100,190 for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009 the Company recorded a loss on disposal of assets in the amount of $591,819 related to its store on Tropicana Ave. in Las Vegas, NV. This store was closed in May, 2008. The Company had attempted to sell or rent these assets, but no longer believes these assets will generate any future cash flows.

On May 6, 2009 the Company closed its store located on 1501 West Charleston Blvd. in Las Vegas, NV and recognized a loss on disposal of assets of $113,851. This loss was partially offset by the write-off of the deferred rent liability associated with this leased location, in the amount of $76,000, resulting in a net loss of $37,851.

On June 3, 2009 the company entered into an asset purchase agreement whereby it gave one of its landlords assets classed as “Held for Sale” as consideration for termination and full release of liability of a ground lease in Bakersfield, CA.  The Company recognized a loss on the disposal of the assets of $47,738. This loss was partially offset by the write-off of the rent payable in the amount of $20,762, the write-off of the deferred rent liability in the amount of $5,622; and, the loss was partially increased by the write-off of the security deposit in the amount of $2,600, resulting in a net loss recognized of $23,954.

On June 9, 2009 the Company entered an asset purchase agreement with franchisee Java Universe whereby it transferred its West Hollywood location assets to the franchisee. The Company recognized a loss on disposal of assets of $633,518.  This loss was partially offset by the write-off of the rent payable in the amount of $16,782, the write-off of the deferred rent liability in the amount of $4,619; and, the loss was partially increased by the write-off of the security deposit in the amount of $2,500, resulting in a net loss of $614,617.

On June 30, 2009 the Company recorded   a loss on disposal of assets of $121,894, related to its store in Charlotte, NC. This store was closed in May, 2008. The Company had attempted to sell these assets, but no longer believes these assets will generate any future cash flows.

NOTE 4 - INTANGIBLE ASSETS

Other intangible assets consist of the following at June 30, 2009:

2009
Indefinite-lived, goodwill	$-
Finite-lived intangibles	72,288
Accumulated amortization	(16,461)
Finite-lived intangibles, net	55,827
Total	$55,827

The Company has evaluated the indefinite-lived intangible assets for impairment and has estimated that $429,000 of the carrying value may not be recoverable from its estimated future cash flows. Impairment of $429,000 was recorded during the three and six months ended June 30, 2009, respectively. No impairment was recorded during the three and six months ended June 30, 2008.

NOTE 5 - SHORT-TERM NOTES PAYABLE

Note payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (6.00 % at June 30, 2009), maturing in February 2009, secured by substantially all the Company’s assets. A final balloon payment on this loan was due February, 2009; however, this payment was not made, which resulted in default according to the terms of the note agreement. The Company has continued making monthly payments equal to the agreement’s original monthly installments. Outstanding balance owed at June 30, 2009 is $27,500; this amount is considered due on demand.

During the six months ended June 30, 2009, the Company has defaulted on a note payable in the amount of $160,336. This note was previously classified as a long-term note payable, and is now considered due on demand.

During the three months ended June 30, 2009, the Company entered into a short term promissory note agreement with a vendor for past due accounts payable balances that totaled $13,245. The note is not secured by any tangible assets, and has a 90 day renewable term, with interest accruing at 6% per annum. The terms of the note call for the Company to make monthly principal payments of $1,000 plus interest, beginning in July 2009.

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

In July 2008, the Company entered into a third Securities Purchase, Loan and Security Agreement (the “Agreement”) with one of the same related parties (“Secured Party”). The Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company’s common stock in exchange for $366,666, bringing total consideration of these notes to $1,100,000. This third secured promissory note is secured by the assets of the same three store locations, and also accrues interest at 24% and is also due with interest in January 2009. The Company has recorded an additional $33,333 as deferred financing costs associated with the closing, for total deferred financing of $100,000. This amount will be amortized to interest expense over the term of the notes. The Company has recognized $8,264 of interest expense related to amortization of the total deferred financing costs for the six months ended June 30, 2009. The Company has recognized $87,880 of accrued interest expense related to the terms of the notes for the six months ended June 30, 2009.

The estimated fair value of the shares of common stock of $1,600,000 has been determined using closing market price for the Company’s common shares on the date the agreement closed. The face amount of the secured promissory notes of $1,100,000 was proportionately allocated to the secured promissory notes and the stock in the amount of $465,385 and $634,615, respectively. The $634,615 value allocated proportionately to the shares of common stock has been accounted for as a discount that is being amortized and treated as interest expense over the term of the secured promissory notes under the effective interest method. The Company has recognized interest expense related to the amortization of the debt discount of $38,283 and $44,072 for the three and six months ended June 30, 2009, respectively.

On February 24, 2009, effective February 17, 2009, the Company amended the Agreement.  The due date for the Notes was extended from January 15, 2009 to May 17, 2009. As consideration for the extension, the Company agreed to pay $33,333.33 to each Secured Party on or before March 3, 2009.  The Company has not made these payments. As additional consideration it did pay $3,396 in legal fees to the Secured Parties’ counsel.  Additionally, the Company issued to two of the Secured Parties five-year warrants to each purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50 with a cashless exercise provision. The value of the warrants of $38,433 was amortized to interest expense over the extended term of the note.  As of June 30, 2009 the notes are in default (see Note 13).

As of June 15, 2010 the balance of these notes is due on demand and each of the three Secured Parties has the right to foreclose.

On June 19, 2009 the Company entered into a short term promissory note agreement with a related party. The Company received $36,000 which accrues interest at 8% per annum. The note is due on August 19, 2009 and is not secured by any collateral. As of July 7, 2009, the balance of this note has been paid in full, using proceeds from a subsequent related party note payable.

NOTE 7 - LONG-TERM NOTES PAYABLE TO VENDORS

During the three months ended June 30, 2009 the Company entered into three promissory note agreements with vendors for past due accounts payable balances that totaled $109,165.  The notes are not secured by any tangible assets, and have terms ranging between 14 and 26 months, with interest accruing at 6% per annum. The terms of the notes call for the Company to make monthly principal and interest payments, beginning in July 2009.  The total balance of these notes, including accrued interest, is $109,689 at June 30, 2009.

NOTE 8 - LONG-TERM RELATED PARTY NOTE PAYABLE TO VENDORS

During the three months ended June 30, 2009 the Company entered into a promissory note agreement with a related party vendor for the past due accounts payable balance of $104,871.  The note is not secured by any tangible assets, and matures on July 31, 2011 with interest accruing at 6% per annum. The terms of the notes call for the Company to make monthly interest payments on this note beginning February, 2010 until the date of repayment.  The total balance of this note, including accrued interest, is $105,168 at June 30, 2009.

NOTE 9 - LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital leases, consist of the following:
2009
Notes payable to a bank, payable in monthly installments with interest at Prime Rate plus 1.75% (5.00 % at June 30, 2009), maturing in 2021 through 2029, secured by the property and equipment at three stores	$625,993
Note payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (6.00 % at June 30, 2009), maturing in 2009, secured by substantially all the Company’s assets.	1,872
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 7.69% maturing in 2011, secured by one vehicle	11,603
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 2.74% maturing in 2010, secured by one vehicle	5,989
Note payable to an individual, payable in monthly installments with fixed interest at 6.00%, maturing in 2014, secured by all assets purchased through this agreement at a single store.	351,489
Long term notes payable to vendors (see note 7)	109,689
Total notes payable	$1,106,635
Less current portion	108,802
$997,833

Scheduled annual maturities of long-term obligations, excluding capital leases, are as follows:

2009	$81,947
2010	172,198
2011	367,595
2012	159,225
2013	144,783
Thereafter	757,860
Total	$1,683,608

NOTE 10 - LEASE COMMITMENTS

The Company currently has 17 capital leases. Approximately 76% of the leases have a 60-month term with a $1.00 buyout option after the final payment under the lease. The remaining 24% of the leases have terms of either 36 or 48 months, and call for a fair market buyout. Additionally, one of the leases required a 10% balloon payment at the beginning of the lease.  All leases have either the final month prepaid or a single payment on account as a refundable security deposit. None of the leases have an escalation clause; however annual payments may vary slightly if there are changes to regional sales or property tax rates. The Company has failed to make payments on two of these leases, which have been in default since February 25, 2009 and May 10, 2009.

Capital lease obligations consist of the following:

2009
Lease for the land of the Red Bluff store site, on which payments, less interest at 10% per annum, are credited toward purchase of the land; expires in 2012 with options to extend by two six-year periods; full ownership would be attained in 2022 under present terms	$200,641
Leases for property and equipment at several store sites, expiring through 2011, a majority of the total balance guaranteed by two stockholders	229,756
Total	$430,397

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2009 through 2021. Included in these are 10 operating leases governing 8 of its stores (two for its San Francisco and San Rafael stores each), an 11th lease on an undeveloped site in Los Altos, CA, and three leases for properties it is attempting to sublet in Henderson, NV, Las Vegas, NV and Charlotte, NC. Additional leases exist for the Company’s headquarters and a storage facility in California. The leases initially run for 5, 10, or 15 years, and each of the stores have between one and five-year extensions available. Four leases have pre-established rent increases that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. The Company does not typically guarantee leases for franchisee locations; however, during 2008 the Company did guarantee one lease pursuant to the agreement. Rent expense under operating leases totaled $237,216 and $282,948 for the three months ended June 30, 2009 and 2008, and $497,575 and $518,946 for the six months ended June 30, 2009 and 2008, respectively.

Future minimum lease payments are as follows:

	Capital	Operating	Total
2009	$111,039	$447,948	$558,987
2010	139,583	905,473	1,045,056
2011	70,334	884,343	954,677
2012	54,354	790,099	844,453
2013	28,372	636,588	664,960
Thereafter	222,244	2,340,455	2,562,699

Total	$625,926	$6,004,906	$6,630,832
Less amounts representing interest	(195,530)
Present value of minimum lease payments	430,396
Less current portion	(137,617)

Total, net of current portion	$292,779

Depreciation expense for the assets under capital leases was $15,420 and $48,995 for the three months ended June 30, 2009 and 2008, respectively $30,841 and $100,190 for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009 the Company recorded the effects of a settlement agreement with the landlord of a closed store in Las Vegas, NV whereby the Company agreed to issue 173,136 shares of its common stock in consideration for full release of all liabilities, including the unpaid rent amount of $31,693 and the deferred rent liability of $59,288.

NOTE 11 - LINES OF CREDIT

As of June 30, 2009 the Company had two lines of credit with Wells Fargo Bank with interest rates ranging from 13.5% to 15.0%. Both lines of credit are personally guaranteed by Michael Binninger, President and Chief Operating Officer.  Total available credit under the lines is $0 at June 30, 2009. Outstanding balances as of June 30, 2009 totaled $89,593.

NOTE 12 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. As of June 30, 2009, the Company does not have any shares of preferred stock outstanding. All transactions relating to preferred stock prior to the reverse merger were that of JDCO.

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock, with a $0.001 par value per share.  On June 30, 2009 the Company had 33,768,823 shares issued and outstanding.

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan
On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2006 Plan, a total of 4,249,167 common shares will be available for issuance through the grant of a variety of common share-based awards under the plan. Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options. Option vesting terms are determined at the Grant Date, but have generally been set at even increments over four years. In no event may the term exceed ten years. As of June 30, 2009, there were 790,000 outstanding options under the 2006 Plan, all vesting over a period of 4 years, and 3,459,167 shares available for issuance.

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

Additionally, SFAS No. 123(R) requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense for only those awards expected to vest. The following table shows the Company’s assumptions used to compute the stock-based compensation expense and the weighted average grant-date fair value of the stock options granted during the six months ended June 30, 2009:

2009
Weighted-average risk free rate of interest	1.71%
Expected Volatility	140%
Weighted-average expected life	5 years
Dividend Yield	-
Weighted-average fair Value	$0.03

On April 15, 2009, the date of grant, the Company issued 415,945 employee stock options and calculated the value of these options using the Black-Scholes model based on the assumptions stated in the above table. The total value of options granted was $12,931.

The information set forth in the following table covers options granted under the Company’s stock option plan:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2008	984,055	1.02
Exercised	-	$-
Cancelled	(610,000)	$1.00
Granted	415,945	$1.02
Balance, June 30, 2009	790,000	$1.04
Exercisable, June 30, 2009	146,778	$1.07

There was no intrinsic value for stock options outstanding and for stock options exercisable as of June 30, 2009, as the strike price exceeded the fair market value as of June 30, 2009. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value at the end of the period and the exercise price of the shares.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

		Options Outstanding		Options Exercisable
Range of	Number	Weighted-Average	Weighted –Average		Weighted-Average
Exercise prices	Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
At June 30, 2009
$1.00 to $1.10	790,000	8.83	$1.04	146,778	1.07

Changes in the Company’s nonvested options at June 30, 2009 are summarized as follows:
	Number Of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	678,777	$0.81
Granted	415,945	$0.03
Vested	10,250	$0.47
Forfeited	441,250	$0.81
Nonvested at June 30, 2009	643,222	$0.28

As of June 30, 2009, there was $533,837 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 3.38 years. Total compensation expense recorded in accordance with FAS 123R during the three and six months ended June 30, 2009 was $34,428 and $79,713 respectively.

WARRANTS

We have outstanding warrants to purchase 5,120,000 shares of our common stock outstanding, 4,520,000 exercisable at $2.00 for a five-year period from the date of issuance, 100,000 exercisable at $0.40 per share for a 15 year period from the date of issuance, and 500,000 exercisable at $0.50 per share for a five year period from the date of issuance. Shares amounting to 4,500,000 that underlie such warrants have weighted average anti-dilution coverage for the issuance of securities within 12 months of the closing of the Merger at a price below $1.00, subject to customary exceptions.

Summary of Warrants Granted
The following table summarizes warrants granted for the six months ended June 30, 2009.

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2008	4,620,000		$1.97
Exercised		$
Cancelled		$
Granted	500,000		$0.50
Balance, June 30, 2009	5,120,000		$1.82

Exercisable, June 30, 2009	5,120,000		$1.82

The weighted average remaining contractual life of the common share purchase outstanding is 3.17 years at June 30, 2009. The exercise prices for common share purchases outstanding at June 30, 2009 were as follows:

Number of Warrants	Exercise Price
4,520,000	$2.00
500,000	0.50
100,000	0.40
5,120,000	$1.82

During the six months ended June 30, 2009, the Company issued a total of 500,000 common share purchase warrants valued at $38,433 as additional consideration for the extension of a loan agreement. The Company calculated the value of these warrants using the Black-Scholes model based on the following assumptions: a risk-free rate of 1.65%, volatility of 140%, estimated life of five years and a fair market value of $0.50 per share. The value of these warrants of $38,433 was recorded as additional paid in capital.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Related Party Transactions

The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the President of the Company. A third brother is also a Director of the Company.  While we typically do not enter into exclusive supply contracts to purchase coffee beans, we do enter into verbal agreements committing to purchase up to 80,000 pounds of whole bean coffee at fixed pricing several times per year. As of June 30, 2009 the Company owed $9,454 to Landgrove Coffee Co. for coffee purchased in 2009, and a further $105,168 under a promissory note (see note 8). The Company paid Landgrove $67,826 and $135,687 for whole bean coffee purchases for the three and six months ended June 30, 2009, respectively.  The Company paid Landgrove $4,735 and $12,759 for coffee related equipment and supply purchases for the three and six months ended June 30, 2009, respectively.

On March 1, 2009 the company engaged the West Embarcadero Group (“W.E.G”) to advise and assist the Board of Directors of the Company with a reorganization plan designed to best secure the interests of the shareholders of the Company.  The contract with W.E.G. is cancelable at the end of any month. Harry R. Kraatz is the principal and sole owner of the West Embarcadero Group.  The Company agreed to pay W.E.G. Inc. $25,000 per month, $10,000 of which is being deferred and accrued as a payable per the agreement. Furthermore, during the three months ended June 30, 2009, a related party investor paid $5,000 of this fee directly to WEG on the Company’s behalf, in exchange for Company common stock. In addition, the related party investor continued to pay $5,000 per month, through September 2009, for a total amount of $30,000 paid on behalf of the Company.  The Company verbally agreed to issue 1,200,000 shares of Company common stock in exchange for the payments made.

On April 13, 2009, the Company retained and appointed Harry R. Kraatz as Chief Restructuring Officer, a newly created position, to oversee the management and reorganization of the Company’s business including assisting the Company with restructuring its balance sheet, reducing costs and implementing a revised strategic plan.

Employment Agreements

The Company has a five year employment agreement with Michael Binninger, President and Chief Executive Officer, amended November 1, 2009 to change his position to President and Chief Operating Officer. Under the agreement, he is entitled to an annual base salary of $205,900 per year and a cash bonus to be determined by the Company.  Furthermore, he is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California. For the fourth quarter of 2007, the executive verbally agreed to defer a portion of his base salary, resulting in an effective rate of $180,000 per year. For the year ended December 31, 2008 the executive verbally agreed to defer $15,835 of his annual salary until further notice. As of April 1, 2009 the executive verbally agreed to reduce the annual amount of salary paid in cash to $150,000. For the six months ended June 30, 2009 the executive deferred $0 of his annual salary until further notice, and has returned $8,236 of previously received cash compensation to the Company which shall be paid by the Company at a future undetermined date. All compensation that the executive has deferred and continues to defer from his gross pay as defined in his employment contract is being accrued as a payable. No interest is being paid on the amount payable.

Future commitments under employment agreements are as follows:

Base
2009	$102,950
2010	205,900
2011	188,742
2012	0
Thereafter	0

Litigation

On June 30, 2009 a suit claimed damages against the Company of $160,336. The full amount is recorded as a long-term note payable as of December 31, 2008. The Company became subject to a default judgment on this matter in 2009 and finalized a settlement resolving the issue in January 2010.

On September 9, 2009 a suit claimed damages against the Company of $300,000 for reimbursement of funds advanced to the Company. This creditor has a default judgment against the Company for $363,173, which includes penalty interest and legal fees. The judgment is fully accrued for.

As of December 31, 2009, three of the Company’s creditors have default judgments against the Company for $119,923; however, $76,937 has been included in accrued expenses related to the lawsuits. Management believes that this is the maximum exposure.

As of December 31, 2009, the Company is delinquent in each of its operating leases. Management is working with our landlords on lease amendments, lease extensions and lease terminations and will become current on its rental payments as soon as funds are available.

The Company is in default on three notes due to secured parties totaling $1,452,107 including accrued interest at June 30, 2009. The amount of these notes is due on demand. The three creditors have entered into a stipulated judgment with the Company for the amount due.

NOTE 14 – JAVA NEVADA AGREEMENT

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

For the six months ended June 30, 2009, the Company has recorded the effects of a settlement agreement with Java Nevada whereby the Company will issue 1,200,000 shares of its common stock and $10,000 in consideration for full release of all liabilities. As of June 30, 2009 neither the stock nor cash had been issued by the Company.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company entered into four additional note payable agreements with vendors for past due accounts payable balances that totaled $61,987. The notes are not secured by any tangible assets, and have terms ranging between 13 to 22 months, with interest accruing at 6% and 7%.

In July 2009, the operating lease for the store located in Auburn, CA expired; on March 1, 2010 the Company secured a new lease for this location, having paid rent on a month to month basis during the interim.

From July, 2009 through July, 2010, the Company sold to accredited investors $412,402 of convertible notes.  The convertible notes bear interest at 6% per annum with interest payable each quarter. The notes can be converted into the Company’s common stock at $0.025 per share.  As of July 31, 2010 $65,000 of these notes were converted. The convertible notes were issued to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. No general solicitation or advertising was used to market the convertible notes.  All funds raised from the sale of the convertible notes were used to fund our operations.

In the fourth quarter of 2009, the Company issued 500,000 warrants to purchase the Company’s common stock at $0.05 per share in exchange for advisory services.  The warrants were issued to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.

On February 8, 2010, the Company entered into a Securities Purchase Agreement pursuant to which a lender will advance up to $500,000 under a Secured Multiple Advance Promissory Note.  The Note shall bear interest at a rate of 12% per annum and shall mature on May 31, 2010.  As part of the financing, the Company also issued to the Lender warrants (the “Warrants”) to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.05 per share. On March 12, 2010, the Company restated the exercise price of 2,000,000 warrants owned by Java Finance, LLC to $0.0275. The warrants’ expiration date is unaffected.

On August 5, 2010 the Company sold to accredited investors $25,000 of secured promissory notes. The notes bear interest at 6% per annum. Principal and interest are payable on February 5, 2011.

As previously announced and discussed herein, the Company needs to raise additional capital in the future to fund its ongoing operations.  The Company is in the process of restructuring its balance sheet and has developed a revised business plan.  The Company has been and continues to hold discussions with secured and unsecured creditors.

The Company is considering all of its options, including voluntarily filing, along with its subsidiary, JDCO, Inc., for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  Whatever course the Company takes, it expects to continue to conduct its business as usual without interruption.  If the Company and JDCO, Inc. pursue a voluntarily filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code,  the Company’s stockholders may not realize any further value from the Company’s assets as it is unlikely that the Company’s current stockholders will receive a distribution from the Company and their shares will be cancelled.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industry and areas in which we compete, including competition from much larger competitors, and the failure by us to raise additional capital to fund our operations and satisfy creditors. In addition, these forward-looking statements are subject, among other things, to our successful addition of stores and franchises; successful advancement of joint ventures with other companies. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and verbal forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section

INTRODUCTION

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and six month periods ended June 30, 2009 and June 30, 2008, respectively.

•
Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2009. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

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

As previously announced and discussed herein, the Company needs to raise additional capital in the future to fund its ongoing operations.  The Company is in the process of restructuring its balance sheet and has developed a revised business plan.  The Company has been and continues to hold discussions with secured and unsecured creditors.

The Company is considering all of its options, including voluntarily filing, along with its subsidiary, JDCO, Inc., for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  Whatever course the Company takes, it expects to continue to conduct its business as usual without interruption.  If the Company and JDCO, Inc. pursue a voluntarily filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code,  the Company’s stockholders may not realize any further value from the Company’s assets as it is unlikely that the Company’s current stockholders will receive a distribution from the Company and their shares will be cancelled.

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

Java Detour’s business also includes buying, blending and overseeing the roasting of high quality coffee beans. We currently license a third party to perform these functions. We have worked for over 15 years to find the perfect blend of unique coffee beans and the roasting techniques to create some of the best tasting coffees in the world with perfectly balanced acidity, aroma, body and flavor.  Java Detour’s Roast Masters source beans worldwide from the best known coffee growing regions including Yirgacheffe, Ethiopia, Sumatra, Brazil, Columbia, and Guatemala.  All Java Detour coffees are micro-batch roasted which is generally accepted as the highest quality roasting technique. Batch roasting captures the distinct characteristics of each coffee growing region to ensure unique and delicious coffee.  Java Detour’s delicious coffees can only be found in Java Detour stores.

After operating privately since 1995, on November 30, 2006, Java Detour, its wholly-owned subsidiary Java Acquisition Co., Inc. (“Merger Sub”) and JDCO entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which JDCO would be acquired by Java Detour in a reverse merger transaction wherein Merger Sub would merge with and into JDCO, with JDCO being the surviving corporation, and the shareholders of JDCO would exchange their shares of JDCO common stock for shares of Java Detour common stock (the “Merger”) on a 2.962 for 1 basis.  On November 30, 2006, the Merger closed and JDCO became a wholly−owned subsidiary of the Company.  The Company changed its name from Media USA.com, Inc. to Java Detour, Inc. and reincorporated in the state of Delaware further to an 8-for-1 exchange ratio. The Company’s executive offices are located at 1550 Bryant St. Suite 725, San Francisco, CA 94103.  The Company telephone number is (415) 241-8020.  The Company also maintains a website at www.javadetour.com

As previously announced and discussed herein, the Company needs to raise additional capital in the future to fund its ongoing operations.  The Company is in the process of restructuring its balance sheet and has developed a revised business plan.  The Company has been and continues to hold discussions with secured and unsecured creditors.

The Company is considering all of its options, including voluntarily filing, along with its subsidiary, JDCO, Inc., for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  Whatever course the Company takes, it expects to continue to conduct its business as usual without interruption.  If the Company and JDCO, Inc. pursue a voluntarily filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code,  the Company’s stockholders may not realize any further value from the Company’s assets as it is unlikely that the Company’s current stockholders will receive a distribution from the Company and their shares will be cancelled.

Unless the context otherwise requires, the terms, “Company,” “we,” “us,” “our,” and “Java Detour” as used throughout this Quarterly Report refer to Java Detour, Inc.

Overview

In a very competitive industry, we believe Java Detour® stores successfully compete with other coffee retailers by continuing to offer affordable premium coffees and excellent proprietary frozen beverages, fast friendly service, superior convenience, turn-key franchise opportunities, and distinct and proprietary menu offerings. As a boutique brand preparing for national and international expansion, we believe we have to address our competition with efficient and consistent execution of our core competencies including consistent preparation of excellent quality products, high speed drink preparation, specialized training procedures, and excellent customer service.

As previously announced and discussed herein, the Company needs to raise additional capital in the future to fund its ongoing operations.  The Company is in the process of restructuring its balance sheet and has developed a revised business plan.  The Company has been and continues to hold discussions with secured and unsecured creditors.

The Company is considering all of its options, including voluntarily filing, along with its subsidiary, JDCO, Inc., for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  Whatever course the Company takes, it expects to continue to conduct its business as usual without interruption.  If the Company and JDCO, Inc. pursue a voluntarily filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code,  the Company’s stockholders may not realize any further value from the Company’s assets as it is unlikely that the Company’s current stockholders will receive a distribution from the Company and their shares will be cancelled.

If the Company can reorganize and obtain financing, Java Detour will have significant expansion opportunity and possible competitive advantage with its recently signed Co-Branding and Reciprocal Development Agreements with Mrs. Fields Famous Brands, franchisor of over 1,200 franchised and licensed stores throughout the U.S. and internationally under the names Mrs. Fields Cookies and TCBY Yogurt.  The Java Detour/ Mrs. Fields Famous Brands Reciprocal Development Agreement allows current and future franchisees of Java Detour, Mrs. Fields and TCBY to open franchise stores that promote and sell all three brands in the same location.  The partnership also provides Java Detour the potential to sell its coffee products to existing and future Mrs. Fields and TCBY franchisees.

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

Retail Stores

As of December 15, 2009, our total number of stores includes 9 company-owned and 14 franchised retail outlets at the following locations:

	Company Store Locations		Franchise Store Locations
1.	Auburn, CA	1.	Rochester (#1), MN
2.	Bakersfield, CA	2.	Rochester (#2), MN
3.	Chico (#1), CA	3.	La Crosse (#1), WI
4.	Chico (#2), CA	4.	La Crosse (#2), WI
5.	Citrus Heights, CA	5.	Madison, WI
6.	Red Bluff, CA	6.	Las Vegas (Molasky), NV
7.	Redding, CA	7.	Las Vegas (Pecos), NV
8.	San Francisco, CA	8.	Las Vegas (Flamingo), NV
9.	San Rafael, CA	9.	Marysville (#1), CA
		10.	Marysville (#2), CA
		11.	Yuba City, CA
		12.	West Hollywood, CA
		13.	New York, NY
		14.	Dublin, Ireland

The following table sets forth our revenues for the six months ended June 30, 2009 and 2008 in U.S. dollars:

	Six months ended June 30, 2009	Six months ended June 30, 2008
Company-owned Store Revenues*	$2,460,867	$3,511,865
Franchise Fees and Royalties	91,524	33,309
Total	$2,552,391	$3,545,174

*Company-owned store revenues include the revenues of stores open for less than a year.

Company-Owned Stores

Our first Java Detour drive-through gourmet beverage store opened in California in 1995. As of June 30, 2009, we owned and operated 9 corporate stores. We believe that with each new Java Detour store opening, brand awareness and customer loyalty will continue to grow.

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

Franchised Stores

The Java Detour franchise opportunity attracts individuals seeking single store ownership, larger area developments and multi-unit operators interested in co-branding opportunities or brand portfolio expansion. We sold our first franchise Area Development Agreement in Minnesota and Wisconsin in 2000. In September 2006, we sold our first international Area Development Agreement for the rights to franchise Java Detour stores throughout Ireland with additional options to franchise in the United Kingdom pursuant to a master licensing agreement. Since then, we have also sold development agreement rights to franchisees in Colorado, Kuwait, Dubai, China and other Middle Eastern countries.  The China Area Development Agreement has been terminated.

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

Growth Strategy

Our business objective is to reorganize, raise capital, and establish the Java Detour brand as a successful nationally and internationally recognized retail and wholesale gourmet coffee concept. We plan continued strategic expansion of our retail operations while simultaneously working to create other outlets and distribution points for sales of our freshly roasted whole bean coffees and other related proprietary products.

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

Target regional and national acquisitions of existing cafes and small coffee chains. The company will also pursue acquisitions of single owner operated cafes and also small chains of coffee shops that are profitable and well located.

Marketing

We believe that consumer interest in our segment and industry continues to increase, and incremental sales occur, when customers are informed about new Java Detour products, special offers, and the premium quality of our products. Accordingly, our strategies include advertising and marketing at the point-of-sale at our stores as well as outside of our stores. We have developed a successful strategy of using product photos and well designed point of sales pieces to help direct customers into the most profitable drinks and into purchasing drinks that can only be purchased at Java Detour stores.

We employ targeted marketing strategies to increase brand awareness and encourage trial and repeat purchases by educating potential customers about the distinctive qualities of Java Detour products. Our marketing efforts also promote repeat business by reinforcing positive experiences with our fast and friendly service. We rely on a mixture of marketing efforts that are tailored to the specific needs of particular markets or retail stores, including:

•	point-of-purchase marketing, which encourages existing customers to try new products or services;
•	direct marketing, which includes mailings and email distributions, are cost-effective methods to reach new customers and encourage repeat visits from existing customers;
•	promotions and local retail store marketing, which allow us to alert customers to new products, seasonal merchandise and coupon programs; and
•	print advertising, which includes advertising in newspapers and other publications to attract new customers within a particular market.

In addition, we receive free marketing through word-of-mouth communication from our current customers who tell their friends and colleagues about their enjoyable Java Detour experiences, our quality products and our fast service.

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

Coffee Beans

Our whole coffee beans come from various coffee-producing regions around the world. We purchase our coffee beans from a roaster who is directly responsible for selecting the supplier, purchasing, roasting, packaging and distributing coffee beans directly to our Java Detour stores. While we typically do not enter into exclusive supply contracts to purchase coffee beans, we do enter into verbal agreements committing to purchase up to 80,000 pounds of whole bean coffee at fixed pricing several times per year. Currently, we purchase all of our coffee beans from Landgrove Coffee Co., a company co-owned by Jon Binninger, a brother of both Michael (current President and Chief Operating officer) and Steven Binninger (a Director).  Michael and Steven Binninger are both acting Board members.

Dairy Products

We obtain our dairy products from regional dairy suppliers. In our established markets, we generally have arrangements with a dairy supplier under which we purchase products for fixed prices based upon the commodity price, plus a percentage.

Other Non-Coffee Products

We obtain the majority of our other non-coffee products, including specialty teas, paper and plastic goods and food items, from regional or national vendors such as Sysco Foods, Inc.

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

Intellectual Property

Intellectual property and other proprietary rights are considered an important part of our success. We place high value on our Java Detour trade name, and we own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Java Detour, “Cold Rush,” “Feel the Cold Rush,” and “Changing the way America buys Coffee.”

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

Employees

As of May 31, 2010, we employed 89 employees, 39 of whom are employed full-time. Our retail stores employed 81 of our employees with the remainder in our corporate offices, and store and franchise development and operations. None of our employees are represented by a labor union and management believes our relations with employees are good.

Seasonality

Historically, sales in the gourmet coffee industry have experienced variations from quarter-to-quarter due to the temperature changes in specific geographic areas , as well as from a variety of other factors including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.

Results of Operations

The following table sets forth our statements of operations for the three months ended June, 2009 and 2008 in U.S. dollars:

	Three Months Ended June 30,
	2009		2008
	(in thousands)
Sales and other operating revenues	1,304		1,887
Cost of sales	(416)	31.9%	(644)	34.1%

Gross profit	888	68.1%	1,243	65.9%

Store operating expenses	733	56.2%	1,178	62.4%
Selling, general and administrative expenses	442	33.9%	888	47.1%
Loss on disposal of assets	798	61.2%	27	1.4%
Loss on impairment of goodwill	429	32.9% %	-	-
Depreciation and amortization	89	6.8%	165	8.7%

Total operating expenses	2,491	191.0%	2,258	119.7%

Income (loss) from operations	(1,603)	122.9%	(1,015)	53.8%

Other income and expenses
Interest expense	(138)	10.6%	(190)	10.1%
Other income/expenses	(20)	1.5%	5	0.3%

Net loss before income taxes	(1,761)	135.0%	(1,200)	63.6%

Income tax benefit, net	-	0%	-	0%

Net loss	(1,761)	135.0%	(1,200)	63.6%

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Sales and other operating revenues for the three months ended June 30, 2009 were approximately $1.3 million, a decrease of $0.6 million, or 30.9%, from sales and other operating revenues earned of approximately $1.9 million for the three months ended June 30, 2008. The primary reason for the decrease was the sale and closure of company owned stores.

Cost of sales for the three months ended June 30, 2009 was approximately $0.4 million, a decrease of $0.2 million, or 35.4%, from approximately $0.6 million for the three months ended June 30, 2008. The primary reason for the decrease was that fewer goods were required to support reduced sales.

Gross profit for the three months ended June 30, 2009 was approximately $0.9 million, a decrease of $0.3 million, or 28.5%, from $1.2 million for the three months ended June 30, 2008. Our gross margin for the three months ended June 30, 2009 was 68.1% as compared with 65.9% for the three months ended June 30, 2008. The change was primarily due to the sale and closure of company owned stores performing below company average.

Store expenses were approximately $0.7 million for the three months ended June 30, 2009, a decrease of $0.5 million, or 37.8%, from approximately $1.2 million for the three months ended June 30, 2008. The primary reason for the decrease was the sale of company owned stores.

Selling and general administrative expenses were approximately $0.4 million for the three months ended June 30, 2009, a decrease of approximately $0.4 million, or 50.2%, from approximately $0.9 million for the three months ended June 30, 2008. The decrease was primarily due to decreased salaries and benefits of approximately $0.2 million, decreased stock based compensation expense of $0.1 million, decreased legal fees of approximately $0.1 million and decreased other general administrative expenses of approximately $0.1 million.

Loss on disposal of assets for the three months ended June 30, 2009 were approximately $0.8 million, an increase of approximately $0.8 million, or 2,855.6% from approximately $27,000 for the three months ended June 30, 2008. The increase was primarily due to loss on disposal of assets from closed stores of approximately $0.8 million.

Loss on impairment of goodwill for the three months ended June 30, 2009 was approximately $429,000, an increase of  $429,000, from $0 for the three months ended June 30, 2008. The increase is the result of a reserve recorded against the carrying value of the Company’s goodwill related to its Auburn store due to the fact that it may not provide any future benefits.

Interest expenses for the three months ended June 30, 2009 was approximately $0.1 million, a decrease of $52,000 or 27.4%, from approximately $0.2 million for the three months ended June 30, 2008. The decrease was primarily due to a reduction in the Prime Interest Rate on certain bank loans.

Other expenses for the three months ended June 30, 2009 were approximately $20,000, an increase of approximately $25,000, or 500%, from other income of approximately $5,000 for the three months ended June 30, 2008.  The increase was primarily due to business license fees.

Net loss for the three months ended June 30, 2009 was approximately $1.3 million, an increase of approximately $0.1 million from the $1.2 million for three months ended June 30, 2008 for the reasons stated above.

The following table sets forth our statements of operations for the six months ended June, 2009 and 2008 in U.S. dollars:

	Six Months Ended June 30,
	2009		2008
	(in thousands)
Sales and other operating revenues	2,552		3,545
Cost of sales	(833)	32.6%	(1,151)	32.5%

Gross profit	1,719	67.4%	2,394	67.5%

Store operating expenses	1,529	59.9%	2,354	66.4%
Selling, general and administrative expenses	884	34.6%	1,831	51.6%
Loss on disposal of assets	1,390	54.5%	27	0.8%
Loss on impairment of goodwill	429	16.8%	-	-
Depreciation and amortization	173	6.8%	318	9.0%

Total operating expenses	4,405	172.6%	4,530	127.8%

Income (loss) from operations	(2,686)	105.3%	(2,136)	60.3%

Other income and expenses
Interest expense	(408)	16.0%	(260)	7.3%
Other income/(expenses)	88	3.4%	(31)	0.8%

Net loss before income taxes	(3,006)	117.8%	(2,427)	68.4%

Income tax benefit, net	-	0%	-	0%

Net loss	(3,006)	117.8%	(2,427)	68.4%

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Sales and other operating revenues for the six months ended June 30, 2009 were approximately $2.6 million, a decrease of $0.9 million, or 28.0%, from sales and other operating revenues earned of approximately $3.5 million for the six months ended June 30, 2008. The primary reason for the decrease was the sale and closure of company owned stores.

Cost of sales for the six months ended June 30, 2009 was approximately $0.8 million, a decrease of $0.4 million, or 27.6%, from approximately $1.2 million for the six months ended June 30, 2008. The primary reason for the decrease was that fewer goods were required to support reduced sales.

Gross profit for the six months ended June 30, 2009 was approximately $1.7 million, a decrease of $0.7 million, or 28.2%, from $2.4 million for the six months ended June 30, 2008. Our gross margin for the six months ended June 30, 2009 was 67.4% as compared with 67.5% for the six months ended June 30, 2008. The decrease was primarily due to the increase in the average cost of sales per dollar of revenue.

Store expenses were approximately $1.5 million for the six months ended June 30, 2009, a decrease of $0.9 million, or 35.0%, from approximately $2.4 million for the six months ended June 30, 2008. The primary reason for the decrease was the sale and closure of company owned stores.

Selling and general administrative expenses were approximately $0.9 million for the six months ended June 30, 2009, a decrease of approximately $0.9 million, or 51.7%, from approximately $1.8 million for the six months ended June 30, 2008. The decrease was primarily due to decreased salaries and benefits of approximately $0.4 million, decreased stock based compensation expense of $0.2 million, decreased legal fees of approximately $0.2 million and decreased other general administrative expenses of approximately $0.2 million.

Loss on disposal of assets for the six months ended June 30, 2009 were approximately $1.4 million, an increase of approximately $1.4 million, or 5,048.1% from approximately $27,000 for the six months ended June 30, 2008. The increase was primarily due to loss on disposal of assets from closed stores of approximately $1.4 million.

Loss on impairment of goodwill for the six months ended June 30, 2009 was approximately $429,000, an increase of  $429,000, from $0 for the six months ended June 30, 2008. The increase is the result of a reserve recorded against the carrying value of the Company’s goodwill related to its Auburn store  due to the fact that it may not provide any future benefits.

Interest expenses for the six months ended June 30, 2009 was approximately $0.4 million, an increase of $0.1 million or 56.9%, from approximately $0.3 million for the six months ended June 30, 2008. The increase was primarily due to $0.1 million in fees to extend terms of existing debt.

Other income for the six months ended June 30, 2009 was approximately $88,000, an increase of approximately $0.1 million, or 383.9%, from other expenses of approximately $31,000 for the six months ended June 30, 2008. The increase was primarily due to approximately $0.1 million of gain recognized for forgiveness of debt.

Net loss for the six months ended June 30, 2009 was approximately $2.6 million, an increase of approximately $0.2 million from $2.4 million for the six months ended June 30, 2008 for the reasons stated above.

Liquidity and Capital Resources

At June 30, 2009, we had negative total equity of approximately $1.8 million and had total cash and cash equivalents of approximately $64,000.

We will need to raise additional capital in the future to fund our working capital needs, and to continue ongoing operations, as well as to expand our business. We may also require additional capital to make acquisitions of stores and complementary businesses. We had negative working capital of approximately $3.8 million at June 30, 2009. Further, our secured creditors hold a security interest in substantially all of our assets. We are engaged in discussions with our secured and unsecured creditors to design a voluntary recapitalization plan. The goal is to continue operations and ultimately include an opportunity for our unsecured creditors to receive some tangible consideration in settlement of their claims.

We have incurred net losses since our inception. Our net losses were $1.3 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively, and $2.6 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively. We will incur losses in 2009 and we cannot assure investors that we will be profitable in future periods. We cannot predict whether we will become profitable in future periods and, even if we become profitable, we may not be able to sustain profitability.

We are reorganizing the Company’s business, including restructuring its balance sheet, reducing costs and implementing a revised strategic plan. These initiatives may include restructuring actions, a business combination or merger with a strategic or financial investor and the divestiture of certain assets and operations. We cannot predict the form of our reorganization, if we will be successful in our reorganization, or if we will achieve profitability in the future.

As of June 30, 2008 and June 30, 2009, zero and one of the Company’s creditors have default judgments against the Company for $0 and $8,337, respectively. This judgment has been accrued by the Company in accounts payable in the financial statements.

Net cash used in operating activities for the six months ended June 30, 2009 was approximately $0.2 million, as compared to approximately $0.8 million used during the six months ended June 30, 2008.

Net cash used in investing activities for the six months ended June 30, 2009 was $0, as compared to approximately $0.2 million used during the six months ended June 30, 2008.  The primary reason for the decrease is during the six months ended June 30, 2009 there were no new investing activities.

Net cash used by financing activities was approximately $0.3 million for the six months ended June 30, 2009, as compared to cash provided in the amount of approximately $0.5 million for the six months ended June 30, 2008. The change was primarily due to cash received from a secured promissory note, partially offset by additional payments of principle towards existing notes payable.

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

Significant Events – Company Owned Stores and Lease Agreements

During the six months ended June 30, 2009 the Company recorded a loss on disposal of assets in the amount of $591,819 related to its store on Tropicana Ave. in Las Vegas, NV. This store was closed in May, 2008. The Company had attempted to sell or rent these assets, but no longer believes these assets will generate any future cash flows. Furthermore, the Company recorded the effects of a settlement agreement with the landlord of this store, whereby the Company agreed to issue 173,136 shares of its common stock in consideration for full release of all liabilities, including the unpaid rent amount of $31,693 and the deferred rent liability of $59,288.

During the six months ended June 30, 2009 the Company entered four promissory note agreements with vendors for past due accounts payable balances that totaled $122,410, as well as a fifth agreement with a related party vendor for the past due accounts payable balance of $104,871.  The notes are not secured by any tangible assets, and have terms of between 3 and 26 months, with interest accruing at 6%. The terms of the notes call for the Company to make monthly principal and interest payments.  The total combined balance of these notes, including accrued interest, is $228,102.

On May 6, 2009 the Company closed its store located on 1501 West Charleston Blvd. in Las Vegas, NV and recognized a loss on disposal of assets of $113,851. This loss was partially offset by the write-off of the deferred rent liability associated with this leased location, in the amount of $76,000, resulting in a net loss of $37,851.

On June 3, 2009 the company entered into an asset purchase agreement whereby it gave one of its landlords assets classed as “Held for Sale” as consideration for termination and full release of liability of a ground lease in Bakersfield, CA.  The Company recognized a loss on the disposal of the assets of $47,738. This loss was partially offset by the write-off of the rent payable in the amount of $20,762, the write-off of the deferred rent liability in the amount of $5,622; and, the loss was partially increased by the write-off of the security deposit in the amount of $2,600, resulting in a net loss recognized of $23,954.

On June 9, 2009 the Company entered an asset purchase agreement with franchisee Java Universe whereby it transferred its West Hollywood location assets to the franchisee. The Company recognized a loss on disposal of assets of $633,518.  This loss was partially offset by the write-off of the rent payable in the amount of $16,782, the write-off of the deferred rent liability in the amount of $4,619; and, the loss was partially increased by the write-off of the security deposit in the amount of $2,500, resulting in a net loss for the transaction of $614,617.

On June 30, 2009 the Company, having evaluated its indefinite-lived intangible assets for impairment in light of its consideration of voluntary bankruptcy, determined that the carrying value may not be recoverable from its estimated future cash flows, and recognized a loss on impairment of goodwill of $429,000.

On June 30, 2009 the Company recognized a loss on disposal of assets related to its store in Charlotte, NC in the amount of $121,894.  This store was closed in May, 2008. The Company had attempted to sell these assets, but no longer believes these assets will generate any future cash flows.
Subsequent to June 30, 2009, the Company entered four additional note payable agreements with vendors to for past due accounts payable balances that totaled $61,987. The notes are not secured by any tangible assets, and have terms ranging between 13 to 22 months, with interest accruing at 6% and 7%.

As of December 15, 2009 the Company is in default of three long term obligations (see Note 9), two of its capital lease obligations (see Note 10), and all of its operating leases, (see Item 2).

On February 24, 2010 the Company agreed to issue 466,809 shares of its common stock to the landlord of its store in San Rafael, CA store in consideration for $23,236 owed in unpaid rent and late fees.

As of June 1, 2010 the Company had not secured a new lease for its store in Auburn, CA and continues to pay rent on a month to month basis. As a result, the Company may in the future impair the goodwill asset related to this store if the lack of a long term lease resulted in store closure.

As previously announced and discussed herein, the Company needs to raise additional capital in the future to fund its ongoing operations.  The Company is in the process of restructuring its balance sheet and has developed a revised business plan.  The Company has been and continues to hold discussions with secured and unsecured creditors.

The Company is considering all of its options, including voluntarily filing, along with its subsidiary, JDCO, Inc., for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  Whatever course the Company takes, it expects to continue to conduct its business as usual without interruption.  If the Company and JDCO, Inc. pursue a voluntarily filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code,  the Company’s stockholders may not realize any further value from the Company’s assets as it is unlikely that the Company’s current stockholders will receive a distribution from the Company and their shares will be cancelled.

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

On March 1, 2009 the company engaged the West Embarcadero Group (“W.E.G”) to advise and assist the Board of Directors of the Company with a reorganization plan designed to best secure the interests of the shareholders of the Company.  The contract with W.E.G. is cancelable at the end of any month. Harry R. Kraatz is the principal and sole owner of the West Embarcadero Group.  The Company agreed to pay W.E.G. Inc. $25,000 per month, $10,000 of which is being deferred and accrued as a payable per the agreement. Furthermore, during the three months ended June 30, 2009, a related party investor paid $5,000 of this fee directly to WEG on the Company’s behalf, in exchange for Company common stock. In addition, the related party investor continued to pay $5,000 per month, through September 2009, for a total amount of $30,000 paid on behalf of the Company.  The Company agreed to issue 1,200,000 shares of Company common stock in exchange for the payments made.

From July, 2009 through July, 2010, the Company sold to accredited investors $412,402 of convertible notes.  The convertible notes bear interest at 6% per annum with interest payable each quarter.  The notes can be converted into the Company’s common stock at $0.025 per share.  As of July 31, 2010, $65,000 of these notes had been converted.. The convertible notes were issued to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. No general solicitation or advertising was used to market the convertible notes.  All funds raised from the sale of the convertible notes were used to fund our operations.

In the fourth quarter of 2009, the Company issued 500,000 warrants to purchase the Company’s common stock at $0.05 per share in exchange for advisory services.  The warrants were issued to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.

On February 8, 2010, the Company entered into a Securities Purchase Agreement pursuant to which a lender will advance up to $500,000 under a Secured Multiple Advance Promissory Note.  The Note shall bear interest at a rate of 12% per annum and shall mature on June 30, 2010.  As part of the financing, the Company also issued to the Lender warrants (the “Warrants”) to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.05 per share. On March 12, 2010, the Company restated the exercise price of 2,000,000 warrants owned by Java Finance, LLC to $0.0275. The warrants’ expiration date is unaffected.

On August 5, 2010 the Company sold to accredited investors $25,000 of secured promissory notes. The notes bear interest at 6% per annum. Principal and interest are payable on February 5, 2011.

Significant Events – Franchise Agreements

In April 2009, a franchisee, Java Norcal, opened their second store in Marysville, CA, their third overall store.  During the three months ended June 30, 2009, the Company recognized $28,500 as the initial franchise fee revenue, which was previously classified as deferred revenue on the balance sheet.

As of December 31, 2009 the Company had a verbal agreement with Charles Tover, an individual, to pay $5,000 as an introduction fee for introducing the Company to Atlantic Provisions.

In January 2010, the Company sent a notice of default to its master franchisee in the state of Colorado. On May 15, 2010, the Company notified this franchisee that their cure period had expired without resolution of the default. As a result, the Company has reclaimed franchise rights to the state of Colorado. Moreover, the 100,000 warrants, previously granted with an exercise price of $0.40, expired in accordance with the terms of the Warrant Agreement.

On February 22, 2010, the Company entered into an agreement with Atlantic Provisions for the introduction to a particular franchise group in exchange for 20,000 shares of Company Common stock. As of May 31, 2010 these shares had not been issued. The Company is also working to finalize an ongoing relationship with Atlantic Provisions for their services in brokering future licensing and franchise agreements with Indian gaming facilities throughout the US and Canada.

On May 21, 2010 the Company entered an agreement with Java Nevada, a former franchisee and unsecured creditor, whereby the Company would pay $10,000 in cash and issue 1,200,000 shares of its common stock in consideration of full release of all liabilities. As of May 31, 2010 the Company has paid the cash portion, however, the shares have not been issued.

During the month ended July 31, 2010, the Company’s franchisee in Kuwait City opened their third store in that city. Also, the franchise store in the Molasky Building in Las Vegas, NV was closed.

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

Intangible Assets - In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment losses.  Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment, cash flows for retail assets are identified at the individual store level, and long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and an impairment loss is recorded as a charge against current operations. Impairment of $429,000 and $0 was recorded during the six months ended June 30, 2009 and 2008, respectively.

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

(a) As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

(b) There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is in default on three notes due to secured parties totaling $1,452,107 including accrued interest and extension fees at June 30, 2009. The amount of these notes is due on demand. The three creditors have entered into a stipulated judgment with the Company for the amount due.

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

On June 30, 2009 a suit claimed damages against the Company of $160,336. The full amount is recorded as a short-term note payable as of June 30, 2009. The Company entered into a stipulated judgment with the plaintiff in 2009. The Company is in default of the stipulated judgment. In January, 2010 the parties entered a settlement agreement whereby this claim will be settled in full for a cash payment of $49,000.

On September 9, 2009 a suit claimed damages against the Company of $300,000 for reimbursement of funds advanced to the Company. On December 30, 2009 a default judgment was granted for $363,173, which includes penalty interest and legal fees. The judgment is fully accrued for.

On November 24, 2009 the Labor Commissioner of the State of California ordered payment of $21,427, including penalties, to a former employee of the Company. In March, 2010 the parties entered a settlement agreement whereby this claim will be settled in full for a cash payment of $14,000.

On May 20, 2010 a suit claimed damages against the company for unpaid bills related to store operations. The suit claimed damages of $16,457. A default judgment has been requested by the plaintiff.

As of February 28, 2010, the Company is delinquent in all of its leases.  Management is working with our landlords on lease amendments, lease extensions and lease terminations and will become current on its rental payments as soon as funds are available. Since December 31, 2008, four of the Company’s landlords had filed suit against the company for unpaid rent amounts. As of May 31, 2010 three of these claims had been dismissed or resolved and one is pending resolution. The claim amount is $49,885.

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

ITEM 2. Recent Sales of Unregistered Securities

From July, 2009 through April, 2010, the Company sold to accredited investors $312,402 of convertible notes.  The convertible notes bear interest at 6% per annum with interest payable each quarter.  The notes can be converted into the Company’s common stock at $0.025 per share.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on August 30, 2010.

JAVA DETOUR, INC.

/s/ Harry R. Kraatz
Harry R. Kraatz
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Michael Binninger
Michael Binninger
President
(Principal Financial Officer)

/s/ Evan Hall
Evan Hall
Controller
(Principal Accounting Officer)