Form 10-Q
period 2009-09-30
JAVA DETOUR INC.
filed 2010-11-19
CIK 1122887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common equity as of November 15, 2010 was 39,428,767.

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

Part I- Financial Information Item 1 Financial Statements
JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,061	$415,775
Cash restricted for payment of current debt	-	200,104
Accounts receivable, net	46,635	18,033
Inventories	123,969	166,052
Other assets	15,479	50,323
Total current assets	273,144	850,287

NONCURRENT ASSETS:
Notes receivable, related party	255,000	255,000
Property and equipment, net	2,916,383	4,721,298
Intangibles, net	53,083	490,314
Other assets	44,222	74,175

TOTAL ASSETS	$3,541,832	$6,391,074

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,345,765	$1,691,464
Accounts payable, related party	12,131	55,919
Deferred revenue, current portion	105,000	105,000
Short-term notes payable	195,581	-
Short-term notes payable, related party, net	1,196,099	1,055,928
Short-term convertible notes payable	25,000	-
Notes payable, current portion	116,885	437,243
Notes payable, related party, current portion	1,883	-
Capital lease obligations, current portion	112,542	205,818
Line of Credit	89,612	89,607
Stored value and gift card liability	192,313	200,058
Contingent liability	-	60,000
Total current liabilities	4,392,811	3,901,037

Deferred revenue, net of current portion	65,000	186,500
Notes payable, net of current portion	989,248	1,079,338
Capital lease obligations, net of current portion	269,538	347,470
Notes payable, related party, net of current portion	104,871	-
Deferred rent	246,165	421,795
Total liabilities	6,067,633	5,936,140

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 Shares issued and outstanding
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,768,823 shares issued and outstanding at September 30, 2009 and December 31, 2008.	33,770	33,770
Additional paid in capital	17,383,926	17,226,352
Common stock subscribed	233,765	-
Accumulated deficit	(20,177,262)	(16,805,188)
Total stockholders’ (deficit)/equity	(2,525,801)	454,934

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY	$3,541,832	$6,391,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30 2009	September 30 2008	September 30 2009	September 30 2008
OPERATING REVENUES:
Sales and other operating revenues, net	$1,202,132	$2,791,329	$3,754,523	$6,336,503
Cost of sales	(353,475)	(547,676)	(1,186,555)	(1,699,195)
Gross profit	848,657	2,243,653	2,567,968	4,637,308

OPERATING EXPENSES:
Store operating expenses	628,598	1,089,643	2,157,986	3,443,570
Selling, general and administrative expenses	364,769	625,709	1,248,396	2,456,439
Loss on disposal of assets	37,083	68,309	1,427,219	95,740
Loss on impairment of goodwill	-	-	429,000	-
Depreciation and amortization	75,073	128,913	247,913	446,756

Total operating expenses	1,105,523	1,912,574	5,510,514	6,442,505

INCOME (LOSS) FROM OPERATIONS	(256,866)	331,079	(2,942,546)	(1,805,197)

OTHER INCOME/(EXPENSE):
Interest (expense)	(88,403)	(447,100)	(496,493)	(707,494)
Other income/(expenses)	(20,807)	(58,844)	66,965	(89,673)
Total other income/(expense)	(109,210)	(505,944)	(429,528)	(797,167)

NET INCOME (LOSS) BEFORE INCOME TAXES	(366,076)	(174,865)	(3,372,074)	(2,602,364)

INCOME TAX (EXPENSE) BENEFIT	-	-	-	-

NET (LOSS)	$(366,076)	$(174,865)	$(3,372,074)	$(2,602,364)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.10)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	33,768,823	30,691,076	33,768,823	29,717,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
	2009	2008
CASH FLOWS TO OPERATING ACTIVITIES:
Net loss	$(3,372,074)	$(2,602,364)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	247,913	446,756
Loss on disposal of fixed assets	1,427,219	95,740
Loss on impairment of goodwill	429,000	-
Amortization of deferred financing costs	8,264	62,153
Amortization of debt discount	44,072	330,390
Interest accrual on note payable balances	5,591	-
Beneficial conversion feature of convertible notes issued	5,000	-
Amortization of fair value of warrants granted	38,433	39,806
Value of options granted to employees	114,141	382,484
Reacquired cash from exchange	-	2,800
Stock issued in exchange for services	30,000	-
Changes in operating assets & liabilities:
Accounts receivable	9,090	76,202
Inventories	26,296	(69,138)
Prepaid expenses	29,747	73,766
Prepaid expenses long term	4,101	10,658
Other assets	20,752	1,057
Accounts payable	833,227	187,148
Accounts payable related party	(43,788)	38,250
Deferred revenue	(121,500)	(484,000)
Accrued expenses and other current liabilities	112,231	105,971
Deferred rent	(30,101)	87,838
NET CASH USED IN OPERATING ACTIVITIES	(182,386)	(1,214,483)

CASH FLOW TO INVESTING ACTIVITIES
Sale of property and equipment	-	7,349
Intangible Assets	-	(2,382)
NET CASH USED IN INVESTING ACTIVITIES	-	4,967

JAVA DETOUR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS TO FINANCING ACTIVITIES
Proceeds from notes payable	119,613	1,100,000
Financing costs	-	(120,000)
Principal repayments of notes payable	(305,136)	(108,150)
Principal repayments of capital lease obligations	(160,914)	(282,919)
Proceeds from lines of credit	5	94,500
Principal repayments of lines of credit	-	(4,453)
NET CASH USED/PROVIDED BY FINANCING ACTIVITIES	(346,432)	678,978

NET DECREASE IN CASH AND CASH EQUIVALENTS	(528,818)	(530,538)
Cash and cash equivalents, at beginning of period	615,879	671,018

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$87,061	$140,480

NONCASH INVESTING AND FINANCING ACTIVITY:
Settlement of note payable (see note 16)	$112,783	$-
Settlement of lease commitment (see note 11)	90,981
Acquisition of property and equipment under capital leases	-	132,243
Reacquisition of Nevada stores from Java Nevada (see note 15)	-	285,982
Acquisition of property and equipment in exchange for common stock	-	676,500
Conversion of accounts payable to related party promissory notes (see note 9)	104,871	-
Conversion of accounts payable to promissory notes (see note 8)	147,350	-
Receivable on sale of equipment	20,907	-
Prepaid balance used to satisfy accrued expense	11,523	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$116,592	$176,406
Cash paid for income taxes	$-	$2,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Java Detour, Inc. (formerly known as Media USA.com, Inc. and referred to herein as the “Company” or “Java Detour”) operates through its wholly-owned subsidiary JDCO, Inc., a California corporation (“JDCO”). The Company sells high-quality gourmet coffees, whole leaf teas, cold-blended beverages, fresh fruit smoothies and select baked goods to its customers from uniquely designed retail stores specialized in providing fast and convenient customer service. Java Detour Franchise Corp., a California corporation formerly known as Java Detour (“JDCO Subsidiary”) and a wholly owned subsidiary of JDCO, is a franchisor of Java Detour cafés, with nine franchised outlets in the United States. As of September 30, 2009, there were 9 company-owned stores and 12 franchised stores.

On September 9, 2010, Java Detour Inc. (“Java Detour”) and its wholly owned operating subsidiary JDCO Inc. (together, the “Companies”) each filed a voluntary petition for relief for reorganization under Chapter 11 of the U. S. Bankruptcy Code (the “Code”) with the U. S. Bankruptcy Court in San Francisco, California (Case Numbers 10-33530 and 10-33531).

Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for that year, as it may be amended. The results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Principles of Consolidation

The financial statements reflect the consolidation of JDCO and JDCO Subsidiary, wholly-owned subsidiaries of Java Detour, and all material intercompany transactions have been eliminated. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from continuing operations for the nine months ended September 30, 2009 and 2008 of $2.9 million and $1.8 million, respectively, and has a working capital deficit of approximately $4.1 million at September 30, 2009. Management’s plans in this regard include seeking new debt and equity financing and seeking new revenue sources through joint operating agreements.

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

The Company primarily operates stores in California and generated approximately 92.9% of its total gross revenue in its California store operations in the nine months ended September 30, 2009.

Currently, we purchase all coffee beans from Landgrove Coffee Co., a related party under ownership by a brother of the President of the Company.

Franchise Stores

The following shows a detail of the franchise stores in operation as of September 30, 2009 for Company-owned and franchise stores:

Units in Operation	Franchisee Operated	Company Operated
Total at December 31, 2008	9	11
Units opened	2	0
Units closed	0	1
Units sold	0	1
Units purchased	1	0
Total at September 30, 2009	12	9

Revenue Recognition

Initial Franchise Fees
Initial franchise fee income is recognized as revenue in accordance with FASB Accounting Standards Codification (“ASC”) Topic 952, “Franchisors” (formerly SFAS No. 45, “Accounting for Franchise Fee Revenue.”) ASC Topic 952 requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. In accordance with ASC Topic 952, the Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Franchise Agreement, which usually occurs at the commencement of operations of the individual location, unless it can be demonstrated that substantial performance has occurred before this time. Initial franchise fee income amounted to $57,000 and $0 for the three months ended September 30, 2009 and 2008, respectively.  Initial franchise fee income amounted to $85,500 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

Area Development Fees
Area development fee income is recognized in accordance with ASC Topic 952 on a pro rata basis of the required quota of stores to be opened upon the Company’s material and substantial obligations under its area development agreement which usually occurs upon the Company’s approval of applicants to become franchisees provided by the area developer. Area development fee income amounted to $0 and $0 for each of the nine months ended September 30, 2009 and 2008, respectively.

Master License Agreement Fees
Master license agreement fee income is recognized as revenue in accordance with ASC Topic 952 which requires franchisors to recognize revenue from individual and area franchise sales only when all material services or conditions relating to the agreement have been substantially performed or satisfied by the franchisor. The Company recognizes these fees as revenue upon the Company’s material and substantial performance of its obligations under the Master License Agreement, which usually occurs at the completion of operations training for the Master Licensee. Master license agreement fee income amounted to $0 and $0 for each of the nine months ended September 30, 2009 and 2008, respectively.

Royalties
Royalty income of 4% of defined net sales is earned based on sales by franchisees and is recognized monthly as revenue when the related sales are reported to the Company. Additionally, the Company may receive a rebate or charge a mark-up for delivered supplies and coffee. Royalty income amounted to $29,795 and $13,265 for the three months ended September 30, 2009 and 2008, respectively. Royalty income amounted to $83,228 and $38,246 for the nine months ended September 30, 2009 and 2008, respectively.

Promotional Fund Fees
Promotional fund fee income of 1% of defined net sales is earned based on sales by specific franchisees, as determined by their franchise agreements, and is recognized monthly as revenue when the related sales are reported to the Company. Promotional costs arising from area franchisee stores are charged to advertising and marketing expense during the period incurred. Promotional fund fee income amounted to $5,166 and $4,421 for the three months ended September 30, 2009 and 2008, respectively. Promotional fund fee income amounted to $14,755 and $12,749 for the nine months ended September 30, 2009 and 2008, respectively.

Retail Revenues
Company-operated retail store revenues are recognized when payment is tendered at the point of sale. Retail revenues amount to $1,110,171 and $2,773,643 for the three months ended September 30, 2009 and 2008, respectively. Retail revenues amount to $3,571,040 and $6,285,508 for the nine months ended September 30, 2009 and 2008, respectively.

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

During the nine months ended September 30, 2009 the Company recognized $28,500 in deferred revenue related to Java Norcal’s opening of their second store in Marysville, CA, their third overall store, and an additional $57,000 as a result of forfeiture of a prepaid unit franchise fee credit which expired in July 2009. The Company also recognized $36,000 of prepaid royalties during this period.

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

Earnings Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding, if the potential common shares had been issued, and if the additional common shares were dilutive.  At September 30, 2009, the Company’s potentially dilutive securities included 5,120,000 warrants that are exercisable at between $0.40 and $2.00 per share for the purchase of common stock and 790,000 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. At September 30, 2008, the Company’s potentially dilutive securities included 4,620,000 warrants that were exercisable at between $0.40 and $2.00 a share for the purchase of common stock and 3,001,165 of stock options that are exercisable between $1.00 and $1.10 a share for the purchase of common stock. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

On July 1, 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and it has not had a material impact on our financial reporting.

SFAS 167 amends FASB Interpretation (FIN) 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The implementation of this standard will not have a material impact on our financial reporting.

SFAS 166 revises SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The implementation of this standard will not have a material impact on our financial reporting.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim and annual periods ending after June 15, 2009.establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 did not have a material impact on our consolidated financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2009 include balances due from franchisees and other miscellaneous items totaling $46,635, net of $19,406 of allowance for doubtful accounts.

NOTE 3 – RELATED PARTY NOTES RECEIVABLE

Related party notes receivable as of September 30, 2009 includes a single note, with an original principle balance of $255,000, due from a franchisee, who is also a member of the Company’s Board of Directors. Monthly payments of interest only at 6.75% per annum commence on December 1, 2009 and monthly payments which include both principal and interest commence on December 1, 2010. The remaining balance is due as a balloon payment in December, 2018. The note is secured by the assets of two stores.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2009:

2009
Land	$425,000
Site preparation and engineering	119,515
Buildings	1,511,904
Leasehold improvements	1,345,735
Signs	242,312
Store equipment	717,486
Other equipment, furniture, and vehicles	418,402
Total	4,780,354
Less accumulated depreciation	(1,863,971)
Property and equipment, net	$2,916,383
Depreciation expense for the three months ending September 30, 2009 and 2008 was $72,329 and $128,913, respectively, and $239,682 and $441,269 for the nine months ended September 30, 2009 and 2008, respectively. Accumulated depreciation for assets under capital leases was $216,998 at September 30, 2009. Depreciation expense for the assets under capital leases was $10,487 and $36,844 for the three months ended September 30, 2009 and 2008, respectively, and $31,461 and $137,034 for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009 the Company recorded a loss on disposal of assets in the amount of $591,819 related to its store on Tropicana Ave. in Las Vegas, NV. This store was closed in May, 2008. The Company had attempted to sell or rent these assets, but no longer believes these assets will generate any future cash flows.

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

NOTE 5 - INTANGIBLE ASSETS

Other intangible assets consist of the following at September 30, 2009:
2009
Indefinite-lived, goodwill	$-
Finite-lived intangibles	72,288
Accumulated amortization	(19,205)
Finite-lived intangibles, net	53,083
Total	$53,083

The Company has evaluated the indefinite-lived intangible assets for impairment and has estimated that $429,000 of the carrying value may not be recoverable from its estimated future cash flows. Impairment of $0 and $429,000 was recorded during the three and nine months ended September 30, 2009, respectively. No impairment was recorded during the three and nine months ended September 30, 2008.

NOTE 6 - SHORT-TERM NOTES PAYABLE

Note payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (6.00 % at September 30, 2009), maturing in February 2009, secured by substantially all the Company’s assets. A final balloon payment on this loan was due February, 2009; however, this payment was not made, which resulted in default according to the terms of the note agreement. The Company has continued making monthly payments equal to the agreement’s original monthly installments. Outstanding balance owed at September 30, 2009 is $25,000; this amount is considered due on demand.

During the nine months ended September 30, 2009, the Company has defaulted on a note payable in the amount of $160,336. This note was previously classified as a long-term note payable, and is now considered due on demand.

During the nine months ended September 30, 2009, the Company entered into a short term promissory note agreement with a vendor for past due accounts payable balances that totaled $13,245. The note is not secured by any tangible assets, and has a 90 day renewable term, with interest accruing at 6% per annum. The terms of the note call for the Company to make monthly principal payments of $1,000 plus interest.  Outstanding principle balance owed at September 30, 2009 is $10,245.

NOTE 7 - SHORT-TERM RELATED PARTY NOTES PAYABLE

In May 2008, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with two related parties (“Secured Party”). Each Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company’s common stock in exchange for $366,666 each for total consideration of $733,333. The secured promissory notes are secured by the assets of three store locations (subject to the determination of the US Bankruptcy Court), accrue interest at 24% and are due with interest in January 2009. The Company has recorded $76,667 as deferred financing costs associated with the closing. This amount represents $66,667 paid to an investment banking firm and $10,000 in legal fees associated with the private placement. These amounts will be amortized to interest expense over the term of the notes.

In July 2008, the Company entered into a third Securities Purchase, Loan and Security Agreement (the “Agreement”) with one of the same related parties (“Secured Party”). The Secured Party acquired a secured promissory note in the amount of $366,666 and 1,000,000 shares of the Company’s common stock in exchange for $366,666, bringing total consideration of these notes to $1,100,000. This third secured promissory note is secured by the assets of the same three store locations (subject to the determination of the US Bankruptcy Court), and also accrues interest at 24% and is also due with interest in January 2009. The Company has recorded an additional $33,333 as deferred financing costs associated with the closing, for total deferred financing of $100,000. This amount will be amortized to interest expense over the term of the notes. The Company has recognized $8,264 of interest expense related to amortization of the total deferred financing costs for the nine months ended September 30, 2009. The Company has recognized $129,131 of accrued interest expense related to the terms of the notes for the nine months ended September 30, 2009.

The estimated fair value of the shares of common stock of $1,600,000 has been determined using closing market price for the Company’s common shares on the date the agreement closed. The face amount of the secured promissory notes of $1,100,000 was proportionately allocated to the secured promissory notes and the stock in the amount of $465,385 and $634,615, respectively. The $634,615 value allocated proportionately to the shares of common stock has been accounted for as a discount that is being amortized and treated as interest expense over the term of the secured promissory notes under the effective interest method. The Company has recognized interest expense related to the amortization of the debt discount of $44,072 for the nine months ended September 30, 2009.

On February 24, 2009, effective February 17, 2009, the Company amended the Agreement. The due date for the Notes was extended from January 15, 2009 to May 17, 2009. As consideration for the extension, the Company agreed to pay $33,333.33 to each Secured Party on or before March 3, 2009.  The Company has not made these payments. As additional consideration it did pay $3,396 in legal fees to the Secured Parties’ counsel. Additionally, the Company issued to two of the Secured Parties five-year warrants to each purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50 with a cashless exercise provision. The value of the warrants of $38,433 was amortized to interest expense over the extended term of the note. As of September 30, 2009 the notes are in default (see Note 14).

As of October 15, 2010 the balance of these notes is due on demand; however the three Secured Parties’ right to foreclose is stayed by the Company’s Chapter 11 filing, which occurred on September 9, 2010.

On June 19, 2009 the Company entered into a short term promissory note agreement with a related party. The Company received $36,000 which accrues interest at 8% per annum. The note is due on August 19, 2009 and is not secured by any collateral. As of July 7, 2009, the balance of this note has been paid in full, using proceeds from a subsequent related party note payable.

On July 7, 2009 the Company entered into a short term promissory note agreement with a related party. The Company received $60,000 which accrues interest at 8% per annum. The note is due on September 7, 2009 and is not secured by any collateral. As of July 22, 2009, the balance of this note has been paid in full, using proceeds from a subsequent related party note payable.

On July 22, 2009 the Company entered into a short term promissory note agreement with a related party. The Company received $75,346 which accrues interest at 8% per annum. The note is due on September 22, 2009 and is not secured by any collateral. As of August 31, 2009, the balance of this note has been paid in full, using proceeds from a subsequent related party note payable.

On August 10, 2009 the Company entered into a short term promissory note agreement with a related party. The Company received $95,471 which accrues interest at 8% per annum. The note is due on October 10, 2009 and is not secured by any collateral.

NOTE 8 - LONG-TERM NOTES PAYABLE TO VENDORS

During the nine months ended September 30, 2009, the Company entered into five promissory note agreements with vendors for past due accounts payable balances that totaled $134,583.  The notes are not secured by any tangible assets, and have terms ranging between 14 and 26 months, with interest accruing at 6% per annum. The terms of the notes call for the Company to make monthly principal and interest payments.  The total balance of these notes, including accrued interest, is $136,806 at September 30, 2009.

NOTE 9 - LONG-TERM RELATED PARTY NOTE PAYABLE TO VENDORS

During the nine months ended September 30, 2009 the Company entered into a promissory note agreement with a related party vendor for the past due accounts payable balance of $104,871.  The note is not secured by any tangible assets, and matures on July 31, 2011 with interest accruing at 6% per annum. The terms of the notes call for the Company to make monthly interest payments on this note beginning February 2010 until the date of repayment.  The total balance of this note, including accrued interest, is $106,754 at September 30, 2009.

NOTE 10 - LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital leases, consist of the following:
2009
Notes payable to a bank, payable in monthly installments with interest at Prime Rate plus 1.75% (5.00 % at September 30, 2009), maturing in 2021 through 2029, secured by the property and equipment at three stores	$619,603
Note payable to a multi-bank organization, payable in monthly installments with interest at Prime Rate plus 2.75% (6.00 % at September 30, 2009), maturing in 2009, secured by substantially all the Company’s assets.	-
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 7.69% maturing in 2011, secured by one vehicle	10,248
Term loan from vehicle dealer, payable in monthly installments with fixed interest of 2.74% maturing in 2010, secured by one vehicle	3,756
Note payable to an individual, payable in monthly installments with fixed interest at 6.00%, maturing in 2014, secured by all assets purchased through this agreement at a single store.	335,720
Long term notes payable to vendors (see note 8)	136,806
Total notes payable	$1,106,133
Less current portion	116,885
$989,248

Scheduled annual maturities of long-term obligations, excluding capital leases, are as follows:

2009	$39,345
2010	170,110
2011	372,614
2012	148,901
2013	142,027
Thereafter	719,756
Total	$1,592,753

NOTE 11 - LEASE COMMITMENTS

As of September 30, 2009 the Company had 15 capital leases. Approximately 73% of the leases have a 60-month term; the remaining 27% of the leases have terms of either 36, 48, or 240 months. One lease calls for a fair market buyout, the others a $1.00 buyout option after the final payment under the lease. All leases have either the final month prepaid or a single payment on account as a refundable security deposit. None of the leases have an escalation clause; however annual payments may vary slightly if there are changes to regional sales or property tax rates. The Company has failed to make payments on two of these leases, which have been in default since February 25, 2009 and May 10, 2009.

Capital lease obligations consist of the following:

2009
Lease for the land of the Red Bluff store site, on which payments, less interest at 10% per annum, are credited toward purchase of the land; expires in 2012 with options to extend by two six-year periods; full ownership would be attained in 2022 under present terms	$198,546
Leases for property and equipment at several store sites, expiring through 2011, a majority of the total balance guaranteed by two stockholders	183,534
Total	$382,080

The Company leases its headquarters and most of its store sites under long-term operating lease agreements expiring in 2009 through 2021. Included in these are 10 operating leases governing 8 of its stores (two for its San Francisco and San Rafael stores each), an 11th lease on an undeveloped site in Los Altos, CA, and three leases for properties it is attempting to sublet in Henderson, NV, Las Vegas, NV and Charlotte, NC. Additional leases exist for the Company’s headquarters and a storage facility in California. The leases initially run for 5, 10, or 15 years, and each of the stores have between one and five-year extensions available. Four leases have pre-established rent increases that take effect when each five-year option is exercised, all others have small annual rent increases and allow for renegotiation of the rental amount before options are exercised. The Company does not typically guarantee leases for franchisee locations; however, during 2008 and 2009 the Company did guarantee two and one leases, respectively, pursuant to the agreements. Rent expense under operating leases totaled $203,413 and $284,694 for the three months ended September 30, 2009 and 2008, and $700,988 and $803,640 for the nine months ended September 30, 2009 and 2008, respectively.

Future minimum lease payments are as follows:
	Capital	Operating	Total
2009	$49,040	$209,146	$258,186
2010	139,583	847,084	986,667
2011	70,334	825,490	895,824
2012	54,354	779,418	833,772
2013	28,372	636,588	664,960
Thereafter	222,245	2,340,455	2,562,700

Total	$563,928	$5,638,181	$6,202,109
Less amounts representing interest	(181,848)
Present value of minimum lease payments	382,080
Less current portion	(112,542)

Total, net of current portion	$269,538

Depreciation expense for the assets under capital leases was $10,487 and $36,844 for the three months ended September 30, 2009 and 2008, respectively, and $31,461 and $137,034 for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009 the Company recorded the effects of a settlement agreement with the landlord of a closed store in Las Vegas, NV whereby the Company agreed to issue 173,136 shares of its common stock in consideration for full release of all liabilities, including the unpaid rent amount of $31,693 and the deferred rent liability of $59,288.

NOTE 12 - LINES OF CREDIT

As of September 30, 2009 the Company had two lines of credit with Wells Fargo Bank with interest rates ranging from 13.5% to 15.0%. Both lines of credit are personally guaranteed by both Michael Binninger, President and Chief Operating Officer, and Steven Binninger, shareholder and Board Member. Total available credit under the lines is $0 at September 30, 2009. Outstanding balances as of September 30, 2009 totaled $89,612.

NOTE 13 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. As of September 30, 2009, the Company does not have any shares of preferred stock outstanding. All transactions relating to preferred stock prior to the reverse merger were that of JDCO.

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock, with a $0.001 par value per share.  On September 30, 2009 the Company had 33,768,823 shares issued and outstanding.

DESCRIPTION OF STOCK PLANS

Java Detour, Inc. 2006 Equity Incentive Plan
On November 30, 2006, the Company’s board of directors adopted the Java Detour, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2006 Plan, a total of 4,249,167 common shares will be available for issuance through the grant of a variety of common share-based awards under the plan. Types of awards that may be granted under the 2006 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options. Option vesting terms are determined at the Grant Date, but have generally been set at even increments over four years. In no event may the term exceed ten years. As of September 30, 2009, there were 790,000 outstanding options under the 2006 Plan, all vesting over a period of 4 years, and 3,459,167 shares available for issuance.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards under FASB Accounting Standards Codification (ASC) Topic 718, “Stock Compensation” (formerly SFAS No. 123(R)). The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Because the Company did not have sufficient amount of historical information regarding the volatility of its share price, expected volatility was estimated based on the historical volatility of a comparable company in a similar industry.

Additionally, ASC Topic 718 requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense for only those awards expected to vest. The following table shows the Company’s assumptions used to compute the stock-based compensation expense and the weighted average grant-date fair value of the stock options granted during the nine months ended September 30, 2009:

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

The information set forth in the following table covers options granted under the Company’s stock option plan:
	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2008	984,055	1.02
Exercised	-	$-
Cancelled	(610,000)	$1.00
Granted	415,945	$1.02
Balance, September 30, 2009	790,000	$1.04
Exercisable, September 30, 2009	146,778	$1.07

There was no intrinsic value for stock options outstanding and for stock options exercisable as of September 30, 2009, as the strike price exceeded the fair market value as of September 30, 2009. The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value at the end of the period and the exercise price of the shares.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009:

		Options Outstanding		Options Exercisable
Range of	Number	Weighted-Average	Weighted –Average		Weighted-Average
Exercise prices	Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
At September 30, 2009
$1.00 to $1.10	790,000	8.83	$1.04	146,778	1.07

Changes in the Company’s nonvested options at September 30, 2009 are summarized as follows:
	Number Of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	678,777	$0.81
Granted	415,945	$0.03
Vested	10,250	$0.47
Forfeited	441,250	$0.81
Nonvested at September 30, 2009	643,222	$0.28

As of September 30, 2009, there was $500,175 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 3.38 years. Total compensation expense recorded during the three and nine months ended September 30, 2009 was $34,428 and $114,141 respectively.

WARRANTS

We have outstanding warrants to purchase 5,120,000shares of our common stock outstanding, 4,520,000 exercisable at $2.00 for a five-year period from the date of issuance, and 100,000 exercisable at $0.40 per share for a 15 year period from the date of issuance, and 500,000 exercisable at $0.50 per share for a five year period from the date of issuance. Shares amounting to 4,500,000 that underlie such warrants have weighted average anti-dilution coverage for the issuance of securities within 12 months of the closing of the Merger at a price below $1.00, subject to customary exceptions.

Summary of Warrants Granted
The following table summarizes warrants granted for the nine months ended September 30, 2009.
	Warrants	Weighted Average Exercise Price
Balance, December 31, 2008	4,620,000	$1.97
Exercised
Cancelled
Granted	500,000	$0.50
Balance, September 30, 2009	5,120,000	$1.82

Exercisable, September 30, 2009	5,120,000	$1.82

The weighted average remaining contractual life of the common share purchase outstanding is 3.17 years at September 30, 2009. The exercise prices for common share purchases outstanding at September 30, 2009 were as follows:

Number of Warrants	Exercise Price
4,520,000	$2.00
500,000	0.50
100,000	0.40
5,120,000	$1.82

During the nine months ended September 30, 2009, the Company issued a total of 500,000 common share purchase warrants valued at $38,433 as additional consideration for the extension of a loan agreement. The Company calculated the value of these warrants using the Black-Scholes model based on the following assumptions: a risk-free rate of 1.65%, volatility of 140%, estimated life of five years and a fair market value of $0.50 per share. The value of these warrants of $38,433 was recorded as additional paid in capital.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Related Party Transactions

The Company purchases coffee from Landgrove Coffee Co., a related-party under ownership by a brother of the President of the Company. A third brother is also a Director of the Company. While we typically do not enter into exclusive supply contracts to purchase coffee beans, we do enter into verbal agreements committing to purchase up to 80,000 pounds of whole bean coffee at fixed pricing several times per year. As of September 30, 2009 the Company owed $12,131 to Landgrove Coffee Co. for coffee purchased in 2009, and a further $106,456 including accrued interest under a promissory note (see note 9). The Company paid Landgrove $58,058 and $193,745 for whole bean coffee purchases for the three and nine months ended September 30, 2009, respectively. The Company paid Landgrove $4,219 and $16,978 for coffee-related equipment and supply purchases for the three and nine months ended September 30, 2009, respectively.

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

On April 13, 2009, the Company retained and appointed Harry R. Kraatz as Chief Restructuring Officer, a newly created position, to oversee the management and reorganization of the Company’s business including assisting the Company with restructuring its balance sheet, reducing costs and implementing a revised strategic plan. On November 1, 2009, the Company’s Board of Directors appointed Mr. Kraatz as the Company’s Chairman of the Board of Directors and Chief Executive Officer. As of October 15, 2010, there was no employment agreement in place for the CEO position. Mr. Kraatz is being paid $1 per year as compensation for his role as Chief Executive Officer, and the $25,000 per month payments to WEG remain in place.

Employment Agreements

The Company has a five year employment agreement with Michael Binninger, President and Chief Executive Officer, amended November 1, 2009 to change his position to President and Chief Operating Officer. Under the agreement, he is entitled to an annual base salary of $205,900 per year and a cash bonus to be determined by the Company.  Furthermore, he is entitled to a severance of up to one year base salary if he is terminated by the Company without cause. The agreement automatically renews for a period of one year, and each successive year thereafter, unless the Company or employee declines to renew by providing written notice of such decision on the other party not less than 60 days before the expiration date. The agreement allows for annual cost of living increases based on the consumer price index, San Francisco, California. For the fourth quarter of 2007, the executive verbally agreed to defer a portion of his base salary, resulting in an effective rate of $180,000 per year. For the year ended December 31, 2008 the executive verbally agreed to defer $15,835 of his annual salary until further notice. As of April 1, 2009 the executive verbally agreed to reduce the annual amount of salary paid in cash to $150,000. For the nine months ended September 30, 2009 the executive deferred $1,647 of his annual salary until further notice, and has returned $8,236 of previously received cash compensation to the Company which shall be paid by the Company at a future undetermined date. All compensation that the executive has deferred and continues to defer from his gross pay as defined in his employment contract is being accrued as a payable. No interest is being paid on the amount payable.

Future commitments under employment agreements are as follows:
Base
2009	$51,475
2010	205,900
2011	188,742
2012	0
Thereafter	0

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

The Company is in default on three notes due to secured parties totaling $1,418,357 including accrued interest at September 30, 2009. The amount of these notes is due on demand. The three creditors have entered into a stipulated judgment with the Company for the amount due.

NOTE 15 – JAVA NEVADA AGREEMENT

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

For the nine months ended September 30, 2009, the Company has recorded the effects of a settlement agreement with Java Nevada whereby the Company will issue 1,200,000 shares of its common stock and $10,000 in consideration for full release of all liabilities. As of September 30, 2009 neither the stock nor cash had been issued by the Company.

NOTE 16 – SUBSEQUENT EVENTS

On October 16, 2009 the Company entered into a note payable agreement with a vendor for past due accounts payable balances that totaled $17,047. The note is not secured by any tangible assets, and has a term of 13 months, with interest accruing at 6% per annum.

On November 24, 2009 the Company entered into a note payable agreement with our prior auditors, for past due accounts payable balances that totaled $20,000. The note is not secured by any tangible assets, and has a term of 10 months ending September 1, 2010, with equal monthly payments and no interest. This agreement also called for the Company to issue 50,000 shares of its common stock. As of November 5, 2010 these shares had not been issued.

On January 12, 2010 the Company entered into a note payable agreement with the landlord of our San Francisco headquarters location, for past due accounts payable balances that totaled $40,000. The note is not secured by any tangible assets, and is due in full December 31, 2010, with interest accruing at 6% per annum.

In July 2009 the operating lease for the store located in Auburn, CA expired. In July 2010 the Company secured a new lease for this location retroactive to March 1, 2010, having paid rent on a month to month basis during the interim.

From July 2009 through July 2010, the Company sold to accredited investors $412,402 of convertible notes.  The convertible notes bear interest at 6% per annum with interest payable each quarter. The notes can be converted into the Company’s common stock at $0.025 per share.  As of October 15, 2010 $65,000 of these notes were converted. The convertible notes were issued to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. No general solicitation or advertising was used to market the convertible notes.  All funds raised from the sale of the convertible notes were used to fund our operations.

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

On October 22, 2010 the U.S. Bankruptcy Court approved a debtor in possession (“DIP”) loan to facilitate the Company’s Chapter 11 process. The terms of the loan allow up to $800,000 in funding, of which the Company had received $100,000 as of October 22, 2010.

In August, 2010 the Company entered a one year lease agreement ending August 31, 2011 for storage space serving its Auburn, CA store.

On September 9, 2010, Java Detour Inc. (“Java Detour”) and its wholly owned operating subsidiary JDCO Inc. (together, the “Companies”) each filed a voluntary petition for relief for reorganization under Chapter 11 of the U. S. Bankruptcy Code (the “Code”) with the U. S. Bankruptcy Court in San Francisco, California (Case Numbers 10-33530 and 10-33531).  The Companies will continue to operate as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Code and the orders of the Court. We do not anticipate that there will be any distribution to Java Detour’s equity holders in conjunction with any of the bankruptcy cases. The filing of the bankruptcy petitions described above constituted an event of default under certain of Java Detour’s and JDCO Inc.’s financing arrangements to which we are a party. The ability of creditors of Java Detour to seek remedies to enforce their rights against the Companies under the debt instruments and other agreements described above is automatically stayed as a result of the filing of the reorganization cases, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and nine month periods ended September 30, 2009 and September 30, 2008, respectively.

•
Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of September 30, 2009. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

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

On September 9, 2010, Java Detour Inc. (“Java Detour”) and its wholly owned operating subsidiary JDCO Inc. (together, the “Companies”) each filed a voluntary petition for relief for reorganization under Chapter 11 of the U. S. Bankruptcy Code (the “Code”) with the U. S. Bankruptcy Court in San Francisco, California (Case Numbers 10-33530 and 10-33531).  The Companies will continue to operate as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Code and the orders of the Court. We do not anticipate that there will be any distribution to Java Detour’s equity holders in conjunction with any of the bankruptcy cases. The filing of the bankruptcy petitions described above constituted an event of default under certain of Java Detour’s and JDCO Inc.’s financing arrangements to which we are a party. The ability of creditors of Java Detour to seek remedies to enforce their rights against the Companies under the debt instruments and other agreements described above is automatically stayed as a result of the filing of the reorganization cases, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

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

After operating privately since 1995, on November 30, 2006, Java Detour, its wholly-owned subsidiary Java Acquisition Co., Inc. (“Merger Sub”) and JDCO entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which JDCO would be acquired by Java Detour in a reverse merger transaction wherein Merger Sub would merge with and into JDCO, with JDCO being the surviving corporation, and the shareholders of JDCO would exchange their shares of JDCO common stock for shares of Java Detour common stock (the “Merger”) on a 2.962 for 1 basis.  On November 30, 2006, the Merger closed and JDCO became a wholly−owned subsidiary of the Company.  The Company changed its name from Media USA.com, Inc. to Java Detour, Inc. and reincorporated in the state of Delaware further to an 8-for-1 exchange ratio. The Company’s executive offices are located at 1550 Bryant St. Suite 725, San Francisco, CA 94103.  The Company telephone number is (415) 241-8020.  The Company also maintains a website at www.javadetour.com

On September 9, 2010, Java Detour Inc. (“Java Detour”) and its wholly owned operating subsidiary JDCO Inc. (together, the “Companies”) each filed a voluntary petition for relief for reorganization under Chapter 11 of the U. S. Bankruptcy Code (the “Code”) with the U. S. Bankruptcy Court in San Francisco, California (Case Numbers 10-33530 and 10-33531).  The Companies will continue to operate as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Code and the orders of the Court. We do not anticipate that there will be any distribution to Java Detour’s equity holders in conjunction with any of the bankruptcy cases. The filing of the bankruptcy petitions described above constituted an event of default under certain of Java Detour’s and JDCO Inc.’s financing arrangements to which we are a party. The ability of creditors of Java Detour to seek remedies to enforce their rights against the Companies under the debt instruments and other agreements described above is automatically stayed as a result of the filing of the reorganization cases, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Unless the context otherwise requires, the terms, “Company,” “we,” “us,” “our,” and “Java Detour” as used throughout this Annual Report refer to Java Detour, Inc.

Overview

In a very competitive industry, we believe Java Detour stores successfully compete with other coffee retailers by continuing to offer affordable premium coffees and excellent proprietary frozen beverages, fast friendly service, superior convenience, turn-key franchise opportunities, and distinct and proprietary menu offerings. As a boutique brand preparing for national and international expansion, we believe we have to address our competition with efficient and consistent execution of our core competencies including consistent preparation of excellent quality products, high speed drink preparation, specialized training procedures, and excellent customer service.

On September 9, 2010, Java Detour Inc. (“Java Detour”) and its wholly owned operating subsidiary JDCO Inc. (together, the “Companies”) each filed a voluntary petition for relief for reorganization under Chapter 11 of the U. S. Bankruptcy Code (the “Code”) with the U. S. Bankruptcy Court in San Francisco, California (Case Numbers 10-33530 and 10-33531).  The Companies will continue to operate as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Code and the orders of the Court. We do not anticipate that there will be any distribution to Java Detour’s equity holders in conjunction with any of the bankruptcy cases. The filing of the bankruptcy petitions described above constituted an event of default under certain of Java Detour’s and JDCO Inc.’s financing arrangements to which we are a party. The ability of creditors of Java Detour to seek remedies to enforce their rights against the Companies under the debt instruments and other agreements described above is automatically stayed as a result of the filing of the reorganization cases, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

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

Java Detour, Mrs. Fields and TCBY have begun opening co- and tri-branded stores. The first tri-brand store opened October 3, 2009, in the main lobby of the Flamingo Hotel and Casino in Las Vegas, Nevada. The second co-branded Java Detour/Mrs. Fields store opened in New York City on December 9, 2009.  Additional multi-branded stores are planned to open in late 2010.

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

Retail Stores

As of October 15, 2010, our total number of stores includes 9 company-owned and 16 franchised retail outlets at the following locations:

	Company Store Locations		Franchise Store Locations
1.	Auburn, CA	1.	Rochester (#1), MN
2.	Bakersfield, CA	2.	Rochester (#2), MN
3.	Chico (#1), CA	3.	La Crosse (#1), WI
4.	Chico (#2), CA	4.	La Crosse (#2), WI
5.	Citrus Heights, CA	5.	Madison, WI
6.	Red Bluff, CA	6.	Las Vegas (Pecos), NV
7.	Redding, CA	7.	Las Vegas (Flamingo), NV
8.	San Francisco, CA	8.	Marysville (#1), CA
9.	San Rafael, CA	9.	Marysville (#2), CA
		10.	Yuba City, CA
		11.	New York, NY
		12.	Dublin, Ireland
		13.	Kuwait City (#1), Kuwait
		14.	Kuwait City (#2), Kuwait
		15.	Kuwait City (#3), Kuwait
		16	Marina Bay Sands Resort, Singapore

The following table sets forth our revenues for the nine months ended September 30, 2009 and 2008 in U.S. dollars:

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Company-owned Store Revenues*	$3,571,040	$6,285,508
Franchise Fees and Royalties	183,483	50,995
Total	$3,754,523	$6,336,503
*Company-owned store revenues include the revenues of stores open for less than a year.

Company-Owned Stores

Our first Java Detour drive-through gourmet beverage store opened in California in 1995. As of September 30, 2009, we owned and operated 9 corporate stores. We believe that with each new Java Detour store opening, brand awareness and customer loyalty will continue to grow.

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

Franchised Stores

The Java Detour franchise opportunity attracts individuals seeking single store ownership, larger area developments and multi-unit operators interested in co-branding opportunities or brand portfolio expansion. We sold our first franchise Area Development Agreement in Minnesota and Wisconsin in 2000. In September 2006, we sold our first international Area Development Agreement for the rights to franchise Java Detour stores throughout Ireland with additional options to franchise in the United Kingdom pursuant to a master licensing agreement. Since then, we have also sold development agreement rights to franchisees in Colorado, Kuwait, Dubai, China and other Middle Eastern countries.  The Colorado and China Area Development Agreements have been terminated.

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

Employees

As of September 30, 2010, we employed 90 employees, 39 of whom are employed full-time. Our retail stores employed 83 of our employees with the remainder in our corporate offices, and store and franchise development and operations. None of our employees are represented by a labor union and management believes our relations with employees are good.

Seasonality

Historically, sales in the gourmet coffee industry have experienced variations from quarter-to-quarter due to the temperature changes in specific geographic areas , as well as from a variety of other factors including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.

Results of Operations

The following table sets forth our statements of operations for the three months ended September, 2009 and 2008 in U.S. dollars:

	Three Months Ended September 30,
	2009		2008
	(in thousands)
Sales and other operating revenues	1,202		2,791
Cost of sales	(353)	29.4%	(547)	19.6%

Gross profit	849	70.6%	2,244	80.4%

Store operating expenses	629	52.3%	1,090	39.1%
Selling, general and administrative expenses	365	30.4%	626	22.4%
Loss on disposal of assets	37	3.1%	68	2.4%
Depreciation and amortization	75	6.2%	129	4.6%

Total operating expenses	1,106	92.0%	1,913	68.5%

Income (loss) from operations	(257)	21.4%	331	11.9%

Other income and expenses
Interest expense	(88)	7.3%	(447)	16.0%
Other income/expenses	(21)	1.7%	(59)	2.1%

Net loss before income taxes	(366)	30.4%	(175)	6.3%

Income tax benefit, net	-	0.0%	-	0.0%

Net loss	(366)	30.4%	(175)	6.3%

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

Sales and other operating revenues for the three months ended September 30, 2009 were approximately $1.2 million, a decrease of $1.6 million, or 56.9%, from sales and other operating revenues earned of approximately $2.8 million for the three months ended September 30, 2008. The primary reason for the decrease was the sale and closure of company owned stores, and a reduction in recognition of onetime franchise fee revenue.

Cost of sales for the three months ended September 30, 2009 was approximately $0.4 million, a decrease of $0.2 million, or 35.5%, from approximately $0.6 million for the three months ended September 30, 2008. The primary reason for the decrease was that fewer goods were required to support reduced sales.

Gross profit for the three months ended September 30, 2009 was approximately $0.8 million, a decrease of $1.4 million, or 62.2%, from $2.2 million for the three months ended September 30, 2008. Our gross margin for the three months ended September 30, 2009 was 70.6% as compared with 80.4% for the three months ended September 30, 2008. The change was primarily due to the recognition of above normal amounts of franchise related revenue in the three months ended September 30, 2008, which typically has a higher associated gross margin than store operations.

Store expenses were approximately $0.6 million for the three months ended September 30, 2009, a decrease of $0.5 million, or 42.3%, from approximately $1.1 million for the three months ended September 30, 2008. The primary reason for the decrease was the sale and closure of company owned stores.

Selling and general administrative expenses were approximately $0.4 million for the three months ended September 30, 2009, a decrease of $0.2 million, or 41.7%, from approximately $0.6 million for the three months ended September 30, 2008. The decrease was primarily due to decreased salaries and benefits of approximately $0.1 million and decreased stock based compensation expense of $0.1 million.

Loss on disposal of assets for the three months ended September 30, 2009 was approximately $37,000, a decrease of approximately $31,000, or 45.6% from approximately $68,000 for the three months ended September 30, 2008. The decrease was primarily due to fewer miscellaneous disposals.

Interest expenses for the three months ended September 30, 2009 was approximately $88,000, a decrease of $359,000 or 80.3%, from approximately $0.4 million for the three months ended September 30, 2008. The decrease was primarily due to a onetime expense in 2008 related to the issuance of stock to a creditor.

Other expenses for the three months ended September 30, 2009 were approximately $21,000, a decrease of approximately $38,000, or 64.4%, from other expenses of approximately $59,000 for the three months ended September 30, 2008.  The decrease was primarily due to onetime write-offs of expenses related to abandoned projects.

Net loss for the three months ended September 30, 2009 was approximately $0.4 million, an increase of approximately $0.2 million from the $0.2 million for three months ended September 30, 2008 for the reasons stated above.

The following table sets forth our statements of operations for the nine months ended September, 2009 and 2008 in U.S. dollars:

	Nine Months Ended September 30,
	2009		2008
	(in thousands)

Sales and other operating revenues	3,755		6,336
Cost of sales	(1,187)	31.7%	(1,699)	26.8%

Gross profit	2,568	68.3%	4,637	73.2%

Store operating expenses	2,158	57.4%	3,443	54.3%
Selling, general and administrative expenses	1,249	33.3%	2,456	38.8%
Loss on disposal of assets	1,427	38.0%	96	1.5%
Loss on impairment of goodwill	429	11.4%	-	0.0%
Depreciation and amortization	248	6.6%	447	7.1%

Total operating expenses	5,511	146.8%	6,442	101.7%

Income (loss) from operations	(2,943)	78.4%	(1,805)	28.5%

Other income and expenses
Interest expense	(496)	13.2%	(707)	11.2%
Other income/(expenses)	67	1.8%	(90)	1.4%

Net loss before income taxes	(3,372)	89.8%	(2,602)	41.1%

Income tax benefit, net	-	0.0%	-	0.0%

Net loss	(3,372)	89.8%	(2,602)	41.1%

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Sales and other operating revenues for the nine months ended September 30, 2009 were approximately $3.7 million, a decrease of $2.6 million, or 40.7%, from sales and other operating revenues earned of approximately $6.3 million for the nine months ended September 30, 2008. The primary reason for the decrease was the sale and closure of company owned stores, and a reduction in recognition of onetime franchise fee revenue.

Cost of sales for the nine months ended September 30, 2009 was approximately $1.2 million, a decrease of $0.5 million, or 30.1%, from approximately $1.7 million for the nine months ended September 30, 2008. The primary reason for the decrease was that fewer goods were required to support reduced sales.

Gross profit for the nine months ended September 30, 2009 was approximately $2.6 million, a decrease of $2.0 million, or 44.6%, from $4.6 million for the nine months ended September 30, 2008. Our gross margin for the nine months ended September 30, 2009 was 68.3% as compared with 73.2% for the nine months ended September 30, 2008. The change was primarily due to the recognition of above normal amounts of franchise related revenue in the nine months ended September 30, 2008, which typically has a higher associated gross margin than store operations.

Store expenses were approximately $2.1 million for the nine months ended September 30, 2009, a decrease of $1.3 million, or 37.3%, from approximately $3.4 million for the nine months ended September 30, 2008. The primary reason for the decrease was the sale and closure of company owned stores.

Selling and general administrative expenses were approximately $1.2 million for the nine months ended September 30, 2009, a decrease of approximately $1.2 million, or 49.1%, from approximately $2.4 million for the nine months ended September 30, 2008. The decrease was primarily due to decreased salaries and benefits of approximately $0.5 million, decreased stock based compensation expense of $0.3 million, decreased legal fees of approximately $0.2 million and decreased other general administrative expenses of approximately $0.2 million.

Loss on impairment of goodwill for the nine months ended September 30, 2009 was approximately $429,000, an increase of $429,000, from $0 for the nine months ended September 30, 2008. The increase is the result of a reserve recorded against the carrying value of the Company’s goodwill related to its Auburn store due to the fact that it may not provide any future benefits.

Interest expenses for the nine months ended September 30, 2009 was approximately $0.5 million, a decrease of $0.2 million or 29.8%, from approximately $0.7 million for the nine months ended September 30, 2008. The decrease was primarily due to a onetime expense in 2008 related to the issuance of stock issued to a creditor, partially offset by fees to extend terms of existing debt.

Other income for the nine months ended September 30, 2009 was approximately $67,000, an increase of approximately $157,000, or 174.4%, from other expenses of approximately $90,000 for the nine months ended September 30, 2008. The increase was primarily due to approximately $0.1 million of gain recognized for forgiveness of debt.

Net loss for the nine months ended September 30, 2009 was approximately $3.4 million, an increase of approximately $0.8 million from $2.6 million for the nine months ended September 30, 2008 for the reasons stated above.

Liquidity and Capital Resources

At September 30, 2009, we had negative total equity of approximately $2.5 million and had total cash and cash equivalents of approximately $87,000.

We will need to raise additional capital in the future to fund our working capital needs, and to continue ongoing operations, as well as to expand our business. We may also require additional capital to make acquisitions of stores and complementary businesses. We had negative working capital of approximately $4.1 million at September 30, 2009. Further, our secured creditors hold a security interest in substantially all of our assets. We are engaged in discussions with our secured and unsecured creditors to design a voluntary recapitalization plan. The goal is to continue operations and ultimately include an opportunity for our unsecured creditors to receive some tangible consideration in settlement of their claims.

We have incurred net losses since our inception. Our net losses were $0.4 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and $3.4 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively. We will incur losses in 2009 and we cannot assure investors that we will be profitable in future periods. We cannot predict whether we will become profitable in future periods and, even if we become profitable, we may not be able to sustain profitability.

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

As of September 30, 2008 and September 30, 2009, zero and one of the Company’s creditors have default judgments against the Company for $0 and $8,337, respectively. This judgment has been accrued by the Company in accounts payable in the financial statements.

Net cash used in operating activities for the nine months ended September 30, 2009 was approximately $0.2 million, as compared to approximately $1.4 million used during the nine months ended September 30, 2008.

Net cash used in investing activities for the nine months ended September 30, 2009 was $0, as compared to approximately $0.1 million used during the nine months ended September 30, 2008.  The primary reason for the decrease is during the nine months ended September 30, 2009 there were no new investing activities.

Net cash used by financing activities was approximately $0.3 million for the nine months ended September 30, 2009, as compared to cash provided in the amount of approximately $0.8 million for the nine months ended September 30, 2008. The change was primarily due to cash received from a secured promissory note, partially offset by additional payments of principle towards existing notes payable.

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

Significant Events – Company Owned Stores and Lease Agreements

During the nine months ended September 30, 2009 the Company recorded a loss on disposal of assets in the amount of $591,819 related to its store on Tropicana Ave. in Las Vegas, NV. This store was closed in May, 2008. The Company had attempted to sell or rent these assets, but no longer believes these assets will generate any future cash flows. Furthermore, the Company recorded the effects of a settlement agreement with the landlord of this store, whereby the Company agreed to issue 173,136 shares of its common stock in consideration for full release of all liabilities, including the unpaid rent amount of $31,693 and the deferred rent liability of $59,288.

During the nine months ended September 30, 2009 the Company entered into five promissory note agreements with vendors for past due accounts payable balances that totaled $134,583, as well as a sixth agreement with a related party vendor for the past due accounts payable balance of $104,871.  The notes are not secured by any tangible assets, and have terms ranging between 3 and 26 months, with interest accruing at 6% per annum. The terms of the notes call for the Company to make monthly principal and interest payments.  The total combined balance of these notes, including accrued interest, is $256,805 at September 30, 2009.

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

Subsequent to September 30, 2009, the Company entered one additional note payable agreement with a vendor for past due accounts payable balances that totaled $17,047. The note is not secured by any tangible assets, and has a term of 13 months, with interest accruing at 6%.

As of December 15, 2009 the Company is in default of three long term obligations (see Note 10), two of its capital lease obligations (see Note 11), and all of its operating leases, (see Item 2).

On February 24, 2010 the Company agreed to issue 466,809 shares of its common stock to the landlord of its store in San Rafael, CA store in consideration for $23,236 owed in unpaid rent and late fees.

In July 2010 the Company secured a new lease for its location in Auburn, CA retroactive to March 1, 2010.

In August, 2010 the Company entered a one year lease agreement ending August 31, 2011 for storage space serving its Auburn, CA store.

On September 9, 2010, Java Detour Inc. (“Java Detour”) and its wholly owned operating subsidiary JDCO Inc. (together, the “Companies”) each filed a voluntary petition for relief for reorganization under Chapter 11 of the U. S. Bankruptcy Code (the “Code”) with the U. S. Bankruptcy Court in San Francisco, California (Case Numbers 10-33530 and 10-33531).  The Companies will continue to operate as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Code and the orders of the Court. We do not anticipate that there will be any distribution to Java Detour’s equity holders in conjunction with any of the bankruptcy cases. The filing of the bankruptcy petitions described above constituted an event of default under certain of Java Detour’s and JDCO Inc.’s financing arrangements to which we are a party. The ability of creditors of Java Detour to seek remedies to enforce their rights against the Companies under the debt instruments and other agreements described above is automatically stayed as a result of the filing of the reorganization cases, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

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

From July 2009 through July 2010, the Company sold to accredited investors $412,402 of convertible notes.  The convertible notes bear interest at 6% per annum with interest payable each quarter.  The notes can be converted into the Company’s common stock at $0.025 per share.  As of October 15, 2010, $65,000 of these notes had been converted. The convertible notes were issued to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. No general solicitation or advertising was used to market the convertible notes.  All funds raised from the sale of the convertible notes were used to fund our operations.

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

On October 22, 2010 the U.S. Bankruptcy Court approved a debtor in possession (“DIP”) loan to facilitate the Company’s Chapter 11 process. The terms of the loan allow up to $800,000 in funding, of which the Company had received $100,000 as of October 22, 2010.

Significant Events – Franchise Agreements

In April 2009 a franchisee, Java Norcal, opened their second store in Marysville, CA, their third overall store.  During the nine months ended September 30, 2009, the Company recognized $28,500 as the initial franchise fee revenue, which was previously classified as deferred revenue on the balance sheet. The Company also recognized an additional $57,000 as a result of forfeiture of a prepaid unit franchise fee credit which expired in July 2009.

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

On February 22, 2010, the Company entered into an agreement with Atlantic Provisions for the introduction to a particular franchise group in exchange for 20,000 shares of Company Common stock. These shares were issued November 9, 2010. The Company is also working to finalize an ongoing relationship with Atlantic Provisions for their services in brokering future licensing and franchise agreements with Indian gaming facilities throughout the US and Canada.

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

Intangible Assets - In accordance with Accounting Standards Codification ASC Topic 350 (Formerly SFAS No. 142, Goodwill and Other Intangible Assets), the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment losses.  Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment, cash flows for retail assets are identified at the individual store level, and long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and an impairment loss is recorded as a charge against current operations. Impairment of $429,000 and $0 was recorded during the nine months ended September 30, 2009 and 2008, respectively.

Stock Based Compensation - We adopted FASB Accounting Standards Codification (“ASC”) Topic 718, “ Stock Compensation” (formerly SFAS No. 123 R, Share Based Payment) under the modified-prospective transition method on January 1, 2006. ASC Topic 718 requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with ASC Topic 718 for all share-based payments granted after January 1, 2006  Prior to the adoption of ASC Topic 718, we would have accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. We account for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718. We use the Black-Scholes option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of earnings.

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

(a) As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

(b) There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is in default on three notes due to secured parties totaling $1,418,357 including accrued interest and extension fees at September 30, 2009. The amount of these notes is due on demand. The three creditors have entered into a stipulated judgment with the Company for the amount due.

Since December 31, 2008 five of the Company’s creditors have been granted default judgments against the Company for $643,273. All of these judgments have been accrued by the Company in accounts payable in the financial statements. They are comprised of:

In 2008 a suit claimed damages against the company of $90,000 for unpaid bills related to professional services. A default judgment was granted. In February 2010 the parties entered a settlement agreement whereby this claim will be settled in full for a cash payment of $25,000.

In 2008 a suit claimed damages against the company for unpaid bills related to professional services. A default judgment was filed January 28, 2009 for $8,337.

On June 30, 2009 a suit claimed damages against the Company of $160,336. The full amount is recorded as a short-term note payable as of June 30, 2009. The Company entered into a stipulated judgment with the plaintiff in 2009. The Company is in default of the stipulated judgment. In January 2010 the parties entered a settlement agreement whereby this claim will be settled in full for a cash payment of $49,000.

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

On September 9, 2010, Java Detour Inc. (“Java Detour”) and its wholly owned operating subsidiary JDCO Inc. (together, the “Companies”) each filed a voluntary petition for relief for reorganization under Chapter 11 of the U. S. Bankruptcy Code (the “Code”) with the U. S. Bankruptcy Court in San Francisco, California (Case Numbers 10-33530 and 10-33531).  The Companies will continue to operate as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Code and the orders of the Court. We do not anticipate that there will be any distribution to Java Detour’s equity holders in conjunction with any of the bankruptcy cases. The filing of the bankruptcy petitions described above constituted an event of default under certain of Java Detour’s and JDCO Inc.’s financing arrangements to which we are a party. The ability of creditors of Java Detour to seek remedies to enforce their rights against the Companies under the debt instruments and other agreements described above is automatically stayed as a result of the filing of the reorganization cases, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

As of September 8, 2010, the Company was delinquent in all of its leases. Notwithstanding pre-petition liabilities being handled by the U.S. Bankruptcy Court, the Company is current on all post-petition rents for stores it is operating. Since December 31, 2008, four of the Company’s landlords had filed suit against the company for unpaid rent amounts. As of October 15, 2010 three of these claims had been dismissed or resolved and one is pending resolution. The claim amount is $49,885. The Company is still delinquent in all payments owed for capitalized equipment leases.

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

ITEM 2.Recent Sales of Unregistered Securities

From July 2009 through July 2010, the Company sold to accredited investors $412,402 of convertible notes. The convertible notes bear interest at 6% per annum with interest payable each quarter. The notes can be converted into the Company’s common stock at $0.025 per share.

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

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on November 19, 2010.

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

SIGNATURE	TITLE	DATE

/s/ Harry R. Kraatz	Chief Executive Officer and Chairman of the Board and Director	November 19, 2010

/s/ Michael Binninger	President and Director	November 19, 2010